Form 10-Q
period 2018-06-30
Select Interior Concepts, Inc.
filed 2018-09-06
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-38632

SELECT INTERIOR CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4640296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 East Hunter Avenue Anaheim, California	92807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 701-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2018, the registrant had 25,655,023 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$6,111	$2,547
Restricted Cash	3,000	3,000
Accounts receivable, net of allowance for doubtful accounts of $190 and $217, respectively	51,422	45,284
Inventories	110,514	87,629
Prepaid expenses and other current assets	2,646	2,625
Income taxes receivable	1,181	1,520
Total current assets	174,874	142,605
Property and equipment, net of accumulated depreciation of $9,601 and $6,669, respectively	$17,110	13,226
Deferred tax assets, net	12,668	11,569
Goodwill	66,984	66,326
Customer relationships, net of accumulated amortization of $29,741 and $23,835, respectively	63,309	68,125
Other Intangible assets, net	13,791	14,138
Other assets	1,204	4,257
Total assets	$349,940	$320,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of financing fees of $528 and $522, respectively	$1,424	$1,449
Current portion of capital lease obligations	382	229
Accounts payable	37,947	38,491
Accrued expenses and other current liabilities	26,513	19,840
Customer deposits	6,421	5,320
Total current liabilities	72,687	65,329
Long-term debt, net of current portion and financing fees of $1,435 and $1,673, respectively	92,518	86,897
Long-term capital lease obligations	1,013	664
Line of credit	35,382	19,269
Total liabilities	201,600	172,159
Commitments and contingencies (see Note 10)	—	—
Stockholders' Equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 21,750,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	217	217
Class B common stock, par value $0.01 per share; 15,000,000 shares authorized; 3,864,626 shares issued and outstanding at June 30, 2018 and December 31, 2017	39	39
Additional paid in capital	155,168	153,520
Accumulated deficit	(7,084)	(5,689)
Total stockholders' equity	148,340	148,087
Total liabilities and stockholders’ equity	$349,940	$320,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share data)	2018	2017	2018	2017
Revenues, net	$124,861	$90,361	$229,247	$158,085
Cost of revenues	90,455	63,850	166,892	111,104
Gross profit	34,406	26,511	62,355	46,981
Operating expenses:
General and administrative	24,480	14,655	46,022	25,709
Selling and marketing	6,316	4,800	11,773	13,523
Total operating expenses	30,796	19,455	57,795	39,232
Income from operations	3,610	7,056	4,560	7,749
Other (income) expense:
Interest expense	2,757	3,623	5,280	5,730
Loss on extinguishment of debt	42	—	42	748
Other expense, net	932	207	1,171	318
Total other expense, net	3,731	3,830	6,493	6,796
Income (loss) before provision for income taxes	(121)	3,226	(1,933)	953
Provision (benefit) for income taxes	(35)	(170)	(538)	142
Net (loss) / income	$(86)	$3,396	$(1,395)	$811
Less: net income attributable to Predecessor	$—	$3,396	$—	$811
Net loss attributable to Select Interior Concepts, Inc.	$(86)	$—	$(1,395)	$—
Loss per share of common stock
Basic and Diluted Class A common stock	$(0.00)	$—	$(0.05)	$—
Basic and Diluted Class B common stock	$(0.00)	$—	$(0.05)	$—
Weighted average shares outstanding
Basic and Diluted Class A common stock	21,750,000	—	21,750,000	—
Basic and Diluted Class B common stock	3,864,626	—	3,864,626	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating Activities
Net (loss) / income	$(1,395)	$811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,669	6,553
Equity based compensation	1,647	—
Deferred benefit from income taxes	(1,098)	(202)
Amortized interest on deferred debt issuance costs	325	256
Loss on extinguishment of debt	42	748
Increase (decrease) in allowance for doubtful accounts	(37)	199
Loss on disposal of property and equipment	2	2
Changes in operating assets and liabilities:
Accounts receivable	(59)	(4,079)
Prepaid expenses and other current assets	142	(574)
Inventory	(8,422)	(5,868)
Other assets	9	(44)
Accounts payable	(7,709)	4,767
Accrued expenses and other current liabilities	5,345	2,292
Income taxes receivable	339	(900)
Customer deposit	1,101	(254)
Net cash (used in) provided by operating activities	(99)	3,707
Cash flows from investing activities
Purchase of property and equipment	(6,411)	(1,666)
Proceeds from disposal of property and equipment	12	—
Acquisition of Pental Granite and Marble, LLC, net of cash acquired	—	(88,000)
Acquisition of NSI, LLC	(290)	—
Acquisition of Elegant Home Design, LLC, net of cash acquired	(11,492)	—
Net cash used in investing activities	(18,181)	(89,666)
Cash flows from financing activities
Dividends issued	—	(34,859)
Contributions from members	—	30
Proceeds from line of credit, net	16,598	23,998
Proceeds from term loan	6,250	116,500
Term loan and line of credit deferred issuance costs	(517)	(2,825)
Proceeds / (payments) on notes payable	38	(311)
Principal payments on long-term debt	(525)	(20,218)
Net cash provided by financing activities	21,844	82,315
Net increase (decrease) in cash	3,564	(3,644)
Cash and restricted cash, beginning of period	5,547	4,727
Cash and restricted cash, end of period	9,111	1,083
Supplemental disclosures of cash flow information
Cash paid for interest	$3,869	$7,380
Cash paid for income taxes	$184	$1,260
Supplemental disclosures of non-cash investing activities
Acquisition of Pental Granite and Marble, LLC, rollover equity		$10,000
Measurement period adjustment related to acquisition of Greencraft Holdings, LLC	$(317)	$—
Acquisition of Elegant Home Design, LLC, indemnity holdback	$(1,000)	$—
Acquisition of equipment and vehicles with long-term debt and capital leases	$104	$121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Description

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (which we refer to as “we,” “our,” “SIC,” or the “Company”).

We are a Delaware corporation that was restructured in November 2017 to be a holding company on which to consolidate diversified building products and services companies with a primary focus on the interiors of all types of buildings.  Through our two primary operating subsidiaries and segments, Residential Design Services (which we refer to as “RDS”) and Architectural Surfaces Group (which we refer to as “ASG”), we import and distribute natural and engineered stone slabs for kitchen and bathroom countertops, operate design centers that merchandise interior products, and provide installation services. Our interior product offerings include flooring, countertops, wall tile, finish carpentry, shower doors and enclosures, window treatments and mirrors.  RDS operates throughout California and in Reno, Nevada and Phoenix, Arizona.  ASG has operations in the North-east, South-east, South-west, Mountain-west, and West Coast.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (which we refer to as “GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”) regarding interim financial reporting.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  As such, the information included in these unaudited interim financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2017 and accompanying notes included in the Company’s prospectus dated August 16, 2018, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”) on August 16, 2018.

The condensed consolidated balance sheet as of December 31, 2017 included herein has been derived from the Company’s audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of SIC, its wholly owned subsidiaries, RDS and ASG, and their respective wholly-owned subsidiaries, and are presented in accordance with GAAP.  All significant intercompany accounts and transactions have been eliminated in combination.  References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (which we refer to as “FASB”) as the source of authoritative GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018.

There have been no changes to our significant accounting policies described in our consolidated financial statements and related disclosures as of December 31, 2017 that have had a material impact on our condensed consolidated financial statements and related notes.

Reorganization

On November 22, 2017, SIC and the former equity holders of RDS and ASG completed a series of restructuring transactions (which we refer to as, collectively, the “November 2017 Restructuring Transactions”) whereby certain former equity holders of RDS and ASG (which we refer to collectively as the “Rollover Stockholders”) contributed a certain amount of equity interests in RDS and ASG to SIC in exchange for shares of Class B common stock, par value $0.01 per share, of SIC (which we refer to as “Class B Common Stock”).

Concurrent with the November 2017 Restructuring Transactions, SIC completed a private offering and private placement of 18,750,000 shares of its Class A common stock, par value $0.01 per share (which we refer to as “Class A Common Stock”), to new investors, at a public offering price of $12.00 per share for gross proceeds of approximately $225 million (prior to payment of discounts and fees to the initial purchaser and placement agent and offering expenses) (which we refer to as the “November 2017 Private Offering and Private Placement”).

In accordance with the terms of the November 2017 Private Offering and Private Placement, in December 2017, SIC completed an additional sale of 3,000,000 shares of Class A Common Stock to new investors at an offering price of $12.00 per share for total gross proceeds of approximately $36.0 million (prior to payment of discounts and fees to the initial purchaser and placement agent and offering expenses).

The reorganization transactions were treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. Accordingly, the 2017 condensed consolidated historical results of SIC includes the results under the “as if pooling” method.

Transition to Public Company

On August 13, 2018, the SEC declared effective the Company’s Registration Statement on Form S-1, which contained a prospectus pursuant to which certain selling stockholders of the Company may offer and sell shares of Class A Common Stock.  And on August 16, 2018, the Company’s Class A Common Stock commenced trading on the NASDAQ Capital Market under the ticker symbol “SIC.”

Loss per Share

Basic loss per share for the three and six months ended June 30, 2018 is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 2017, no shares of SIC common stock were outstanding, therefore earnings per share is not available. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended	Six Months Ended
(in thousands, except share data)	June 30, 2018	June 30, 2018
Net Loss	$(86)	$(1,395)
Weighted average shares of common stock outstanding:
Basic and Diluted Class A common stock	$21,750,000	$21,750,000
Basic and Diluted Class B common stock	3,864,626	3,864,626
Loss per share of common stock:
Basic and Diluted Class A common stock	$(0.00)	$(0.05)
Basic and Diluted Class B common stock	$(0.00)	$(0.05)

All restricted stock awards outstanding consisting of 918,228 shares of restricted stock at June 30, 2018 and March 31, 2018 were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2018 because the Company reported a net loss and the effect of inclusion would have been antidilutive.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingencies, and reported revenues and expenses as of and for periods ended on the date of the consolidated financial statements. Actual results may vary materially from the estimates that were used. The Company’s significant accounting estimates include the determination of allowances for doubtful accounts, the lives and methods for recording depreciation and amortization on property and equipment, the fair value of reporting units and indefinite life intangible assets, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified from general and administrative expense to cost of revenues to conform to current period presentation.

Fair Value Measurement

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The three levels of the fair value hierarchy are as follows:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2—Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3—Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The level of the fair value hierarchy in which the fair value measurement falls is determined by the lowest level input that is significant to the fair value measurement.

The earn-out associated with our acquisition of Greencraft Holdings, LLC (which we refer to as “Greencraft”) in December 2017 had a fair value of $7.0 million and $5.8 million as of June 30, 2018 and December 31, 2017, respectively, is classified as Level 3 and is valued using the internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues from Greencraft products and services and a discount factor of 3.1% at June 30, 2018 and December 31, 2017. The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals, the probability of achieving each outcome and discount rates. Any change to fair value based on a change in discount rate or estimates for the outcome of milestone goals will result in an adjustment to the fair value of the liability and to income / expense as a measurement period adjustment. Adjustments increasing the fair value of the earn-out by $0.9 million and $1.2 million was recorded as other expense for the three and six months ended June 30, 2018, respectively.

At June 30, 2018 and December 31, 2017, the carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit and notes payable approximate their fair values, as interest rates approximate market rates. Cash equivalents are measured at fair value on a recurring basis and are categorized as Level 1 based on quoted prices in active markets. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the six months ended June 30, 2018 or during 2017.

Intangible Assets

Intangible assets consist of customer relationships, trade names and non-compete agreements. The Company considers all its intangible assets to have definite lives, and such intangible assets are being amortized on the straight-line method over the estimated useful lives of the respective assets or on an accelerated basis based on the expected cash flows generated by the existing customers as follows:

	Range of estimated useful lives	Weighted average useful life
Customer relationships	5 years – 10 years	9 years
Trade names	3 years – 11 years	10 years
Non-compete agreements	Life of agreement	4 years

Business Combinations

The Company records business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the periods ended June 30, 2018 or December 31, 2017.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, including intangible assets. During the year ended December 31, 2017, RDS recorded goodwill totaling $10.4 million related to the acquisition of Greencraft and ASG recorded goodwill totaling $25.4 million related to the acquisition of Pental Granite and Marble, LLC (which we refer to as “Pental”). ASG also acquired Cosmic Stone & Tile Distributors, Inc. (which we refer to as “Cosmic”) in 2017 with no significant impact on goodwill. During the six months ended June 30, 2018, ASG recorded goodwill totaling $0.05 million related to the acquisition of certain assets of Elegant Home Design, LLC (which we refer to as “Bedrock”), and $0.3 million related to the acquisition of certain assets of NSI, LLC (which we refer to as “NSI”). Additionally, RDS recorded a measurement period adjustment to goodwill for the acquisition of Greencraft of $0.3 million during the six months ended June 30, 2018 (See Note 4).

Revenue Recognition

The Company’s revenue derived from the sale of imported granite, marble, and related items is recognized when persuasive evidence of an agreement exists through a purchase order or signed contract detailing the quantity and price, delivery per the agreement has been made, and collectability is reasonably assured.

The Company’s contracts with its homebuilder customers are generally treated as short-term contracts for accounting purposes. These contracts will generally range in length from several days to several weeks. The Company accounts for these contracts under the completed contract method of accounting and will recognize revenue and cost of revenues when obligations under the contract are complete.

The Company’s contracts related to multi-family projects are treated as long-term contacts for accounting purposes. Accordingly, the Company recognizes revenue using the percentage-of-completion method of accounting.

The Company recognizes returned product as a reduction to revenue in the period the item is returned. The Company also realized rebates to customers as a reduction to revenue in the period the rebate is earned.

Equity-based Compensation

The Company accounts for equity-based awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service period, which is usually equivalent to the vesting period. See Note 12 for further discussion.

Segment Reporting

In accordance with ASC 280-10-50-1, an operating segment is a component of an entity that has all of the following characteristics:

a.	It engages in business activities from which it may earn revenues and incur expenses;
b.	Its discrete financial information is available; and
c.	Its operating results are regularly reviewed by the public entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.

The Company has identified two operating segments that meet all three of the above criteria, RDS and ASG. Each of these operating segments provides products and services that generate revenue and incur expenses as it engages in business activities, and each maintains discrete financial information. Additionally, the Company’s chief operating decision maker, its Chief Executive Officer, reviews financial performance, approves budgets and allocates resources at each of the RDS and ASG operating segment level.

Recent Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to as the “JOBS Act”). The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 107 of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

In May 2014, the FASB issued Accounting Standards Update (which we refer to as “ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive revenue recognition standard for virtually all industries in GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction, and software industries. The core principal of ASU 2014-09 is to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2014-2016, the FASB issued various amendments to this topic and the amendments clarified certain positions and extended the implementation date until annual periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than periods beginning after December 15, 2016. The Company is currently evaluating whether the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt this standard.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company adopted this guidance on January 1, 2017 on a prospective basis. The adoption did not have a significant effect on the Company’s consolidated financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), which requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this ASU require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not yet been made available for issuance. RDS adopted ASU 2015-16 for the year ended December 31, 2015, and measurement period adjustments to goodwill were recorded in the amount of $0.7 million.  ASG adopted ASU 2015-16 for the year ended December 31, 2016. The adoption did not have a material impact to the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of asset not to recognize lease assets and lease liabilities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, but early application is permitted. The Company is currently evaluating the impact of the provisions of ASU 2016-02 on the presentation of its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016–15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides specific guidance on eight cash flow classification and presentation issues arising from certain cash receipts and cash payments that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. As an emerging growth company utilizing the extended transition period for new accounting pronouncements, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The amendments in this ASU should be applied using a retrospective approach. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350) : Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the step 2 requirement to determine the fair value at the impairment testing date of its assets and liabilities. ASU 2017-04 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect of these provisions on the Company’s consolidated financial statements and related disclosures.

Also, in January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805) — Clarifying the Definition of a Business, which provides additional guidance in regards to evaluating whether a transaction should be treated as an asset acquisition (or disposal) or a business combination. In particular, the amendments in this ASU provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This clarification reduces the number of transactions that needs further evaluation for business combination. ASU 2017-01 becomes effective for the Company on January 1, 2019. The Company is currently evaluating the provisions of the guidance and does not expect the new standard will have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 was adopted by the Company and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2018, the FASB issued authoritative guidance that permits reclassification of the income tax effects of the 2017 U.S. Tax Cuts and Jobs Act on other accumulated comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Cuts and Jobs Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance becomes effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the adoption method and the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

Note 3. Concentrations, Risks and Uncertainties

The Company maintains cash balances primarily at one commercial bank per legal entity. The accounts are insured by the Federal Deposit Insurance Corporation up to $0.25 million. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

Credit is extended for some customers and is based on financial condition, and generally, collateral is not required. Credit losses are included in the consolidated financial statements and consistently have been within management’s expectations.

For the three and six months ended June 30, 2018, the Company recognized revenues from one customer which accounted for 10.8% and 11.3% of total revenues, respectively. For the three and six months ended June 30, 2017, the Company recognized revenues from one customer which accounted for 10.8% and 12.7% of total revenues, respectively. There were no customers which accounted for 10% or more of total accounts receivable, as of June 30, 2018 and December 31, 2017.

Note 4. Acquisitions

Bedrock Acquisition

On January 31, 2018, ASG acquired certain assets of a slab and tile distributor, Elegant Home Design, LLC (which we refer to as “Bedrock”), for total consideration of $12.5 million with cash consideration of $11.5 million and $1.0 million accrued liability recorded as security for and source of payment of sellers’ obligations that occur within one year subsequent to the acquisition. The outstanding balance remaining at January 31, 2019 will be paid in cash to the sellers. In addition to the consideration paid for Bedrock, the Company has agreed to pay up to an additional $3.0 million to be allocated among three individuals, subject to Bedrock meeting certain financial conditions defined in the purchase agreement and such individuals maintaining continuous employment with the Company through January 31, 2019. Due to this provision being compensation in nature, and contingent on both financial results and continued employment, the Company estimates a range of probable outcomes of this provision at each reporting period to estimate the likelihood and amount of a payout. As of June 30, 2018, the Company has not recorded any compensation expense associated with this provision.

The Bedrock acquisition was financed with $6.25 million of borrowing from a third-party financing agreement and the remainder from ASG’s line of credit described in Note 8. The Bedrock acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date.

ASG acquired Bedrock to further expand its distribution presence in the Midwest, and to gain access to new geographies, supply chains, products, and distribution rights. The goodwill recorded reflects the strategic value of the acquisition beyond the net value of its assets acquired less liability assumed. The goodwill is deductible for tax purposes.

The Company has performed a preliminary valuation of the acquired assets and assumed liabilities of Bedrock. Using the total consideration for the acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the estimated allocation of the preliminary purchase price as of the transaction’s closing date.

(in thousands)	Amount
Accounts receivable	$2,615
Inventory	$13,673
Property and equipment	$374
Goodwill	$51
Customer relationships and other intangible assets	$1,515
Other assets	$223
Total assets acquired	$18,451
Total liabilities	$5,959
Total consideration	$12,492

From the date of acquisition to June 30, 2018, Bedrock generated net revenue of $12.5 million and net income of $0.7 million, which are included in the Company’s Condensed Consolidated Statements of Operations.

Pro Forma Results

The following unaudited pro forma information for the period ended June 30, 2018 and 2017 has been prepared to give effect to the acquisition of Bedrock as if the acquisition had occurred on January 1, 2017. The pro forma information takes into account the preliminary purchase price allocation. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Six Months Ended June 30,
(in thousands)	2018	2017
	(unaudited)
Pro Forma:
Total revenue	$231,474	$172,185
Net (loss) / income	$(1,367)	$1,363

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the six months ended June 30, 2018 and 2017.
•

General and administrative expenses were based on actual results adjusted by $0.02 million and $0.13 million for the six months ended June 30, 2018 and 2017, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $0.05 million and $0.33 million for the six months ended June 30, 2018 and 2017, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate effective rate during the period on the pro forma income before taxes.

NSI Acquisition

On March 19, 2018, ASG acquired certain assets of NSI, LLC, a Maryland limited liability company (which we refer to as “NSI”), for approximately $0.3 million in cash. The NSI acquisition and related transaction costs were financed by ASG’s line of credit described in Note 8. The acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date.

The Company has performed a preliminary valuation of the acquired assets and assumed liabilities of NSI. Using the total consideration for the acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the estimated allocation of the preliminary purchase price as of the transaction’s closing date.

(in thousands)	Amount
Accounts receivable	$251
Inventory	$789
Goodwill	$290
Total assets acquired	$1,330
Total liabilities	$1,040
Total consideration	$290

From the date of acquisition to June 30, 2018, net revenue and net income generated by NSI was not significant. Pro forma revenues and net income for the periods ended June 30, 2018 and 2017, respectively, were not significant.

Note 5. Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined under the first in first out method. The significant components of inventory were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Raw Materials	$103,143	$80,726
Installations in process	$7,371	$6,903
	$110,514	$87,629

Note 6. Property, Plant and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Vehicles	$6,622	$5,378
Machinery and equipment	3,643	2,807
Leasehold improvements	6,602	5,287
Furniture and fixtures	6,099	3,363
Computer equipment	3,554	2,908
Other	191	152
	$26,711	$19,895
Less: accumulated depreciation and amortization	(9,601)	(6,669)
Property and equipment, net	$17,110	$13,226

Depreciation and amortization expense of property and equipment totaled $1.6 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018, $0.9 million and $0.7 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the three months ended June 30, 2017, $0.5 million and $0.2 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Depreciation and amortization expense of property and equipment totaled $3.0 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, $1.7 million and $1.3 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the six months ended June 30, 2017, $1.0 million and $0.4 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill

The change in carrying amount of goodwill by reportable segment was as follows:

(in thousands)	ASG	RDS	Total Goodwill
December 31, 2017	$43,712	$22,614	$66,326
NSI acquisition	290	—	290
Bedrock acquisition	51	—	51
Greencraft measurement period adjustment	—	317	317
June 30, 2018	$44,053	$22,931	$66,984

Intangibles Assets

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of June 30, 2018:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$58,290	$34,760	$93,050
Tradenames	6,970	9,550	16,520
Non-compete agreements	35	235	270
	$65,295	$44,545	$109,840

	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(10,244)	$(19,497)	$(29,741)
Tradenames	(1,063)	(1,903)	(2,966)
Non-compete agreements	(4)	(29)	(33)
	$(11,311)	$(21,429)	$(32,740)

	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$48,046	$15,263	$63,309
Tradenames	5,907	7,647	13,554
Non-compete agreements	31	206	237
	$53,984	$23,116	$77,100

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of December 31, 2017:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$57,200	$34,760	$91,960
Tradenames	6,580	9,550	16,130
Non-compete agreements	—	235	235
	$63,780	$44,545	$108,325

	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(7,308)	$(16,527)	$(23,835)
Tradenames	(727)	(1,500)	(2,227)
Non-compete agreements	—	—	—
	$(8,035)	$(18,027)	$(26,062)

	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$49,892	$18,233	$68,125
Tradenames	5,853	8,050	13,903
Non-compete agreements	—	235	235
	$55,745	$26,518	$82,263

Amortization expense on intangible assets totaled $3.3 million and $6.7 million during the three and six months ended June 30, 2018, respectively. Amortization expense on intangible assets totaled $2.9 million and $5.2 million during the three and six months ended June 30, 2017, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2018 Remaining	$6,700
2019	11,752
2020	8,459
2021	8,452
2022	8,376
Thereafter	33,361
$77,100

Note 8. Lines of Credit

RDS Line of Credit

In September 2014, RDS entered into a revolving line of credit agreement (which we refer to as the “RDS credit agreement”) with a commercial bank that had a limit of the lesser of $25 million or the sum of (i) up to 85% of eligible builder accounts receivable, plus (ii) up to 85% of the value of eligible homeowner accounts receivable, not to exceed $3 million, plus (iii) up to 70% of the value of eligible unbilled accounts, not to exceed the greater of (x) $3 million and (y) 25% of the Borrowing Base (as defined in the RDS credit agreement), plus (iv) the lesser of (x) 65% of the value of eligible inventory and (y) 85% of the result of the net orderly liquidation value percentage times the value of eligible inventory, minus (v) the availability reserve (as defined in the RDS credit agreement) determined by the lender. The RDS credit agreement was terminated on June 29, 2018 coinciding with SIC entering into a new line of credit.

All borrowings under the RDS credit agreement were at the bank’s discretion and bore interest at either the London InterBank Offered Rate (which we refer to as “LIBOR”) or the “base rate,” plus an “applicable margin” (each as defined in the RDS credit agreement), which varied based upon RDS’ leverage ratio. Interest was due and payable in arrears monthly. At December 31, 2017, the interest rate on the outstanding balance under the RDS credit agreement was 5.5%. The RDS credit agreement was collateralized by substantially all assets of RDS.

At June 30, 2018 and December 31, 2017, outstanding borrowings on the RDS credit agreement totaled $0 and $14 million, respectively.

The RDS credit agreement required the maintenance of certain financial covenants. At December 31, 2017 and until termination of the RDS credit agreement on June 29, 2018, RDS was in compliance with the financial covenants.

RDS also had available letter of credit accommodations with a limit of $5 million. Any payments made by the bank under the letter of credit were deemed advances by Company under the line of credit. There were no outstanding letters of credit as of June 30, 2018 and December 31, 2017.

In connection with the RDS credit agreement, RDS incurred certain issuance costs. These costs were amortized to non-cash interest expense over the terms of the related notes on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0.01 million for the three months ended June 30, 2018 and 2017. Non-cash interest expense related to these costs was $0.02 million for the six months ended June 30, 2018 and 2017. The debt issuance cost remaining balance of $0.04 million was expensed as non-cash interest expense at the termination of the RDS credit agreement. At June 30, 2018 and December 31, 2017, the unamortized debt issuance costs related to the RDS credit agreement totaled $0 and $0.08 million, respectively, and are included in other assets on the accompanying consolidated balance sheets.

ASG Line of Credit

In June 2015, ASG entered into a loan and security agreement (which we refer to as the “ASG credit agreement”) with a financial institution for a line of credit with availability of $15 million. In February, 2017 the ASG credit agreement was amended, which increased the availability to $40 million. ASG could borrow, repay, and re-borrow all or any part of the commitment at any time before the maturity date (February 27, 2022), so long as the combined total unpaid principal amount outstanding under the note and the face amount of any outstanding letters of credit did not exceed the total commitment at any time. The principal amount outstanding under the line of credit accrued interest at a floating per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 2.0% (each as defined in the ASG credit agreement). The ASG credit agreement was terminated on June 29, 2018 coinciding with SIC entering into a new line of credit.

The interest rate in effect under the ASG credit agreement was 5.0% per annum as of December 31, 2017. The interest was payable monthly. The line of credit was collateralized by substantially all of the assets of ASG. As of June 30, 2018 and December 31, 2017, $0 and $5.3 million was outstanding under the ASG credit agreement, respectively. The ASG credit agreement was subject to certain financial covenants. At June 30, 2018 and December 31, 2017, ASG was in compliance with the financial covenants.

ASG incurred debt issuance costs in connection with the ASG credit agreement. These costs were amortized to non-cash interest expense over the terms of the related notes on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was de minimis for the three months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, ASG had no unamortized debt issuance costs related to the ASG credit agreement.

SIC Line of Credit

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018 (which we refer to as the “SIC Credit Facility”), with a commercial bank, which amends and restates each of the RDS credit agreement and the ASG credit agreement in their entirety.  The SIC Credit Facility will be used by the Company, including both RDS and ASG, for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings of up to an aggregate of $80 million, which may be increased to an aggregate amount not to exceed $130 million upon the satisfaction of certain conditions.

Under the terms of the SIC Credit Facility, the Company has the ability to request the issuance of letters of credit up to a maximum aggregate stated amount of $15 million. The ability to borrow revolving loans under the SIC Credit Facility is reduced on a dollar-for-dollar basis by the aggregate stated amount of all outstanding letters of credit. The indebtedness outstanding under the SIC Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

The revolving loans under the SIC Credit Facility bear interest at a floating rate equal to an index rate (which the Company can elect between an index based on a LIBOR based rate or an index based on a Prime, Federal Funds or LIBOR based rate) plus an applicable margin. The applicable margin is determined quarterly based on the borrowers’ average daily availability (calculated by reference to their accounts receivable and inventory that comprise their borrowing base) during the immediately preceding fiscal quarter. Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%).

All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions.  Letter of credit obligations and other amounts outstanding under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

Under the SIC Credit Facility, the Company and its subsidiaries are required to comply with certain customary restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company and its subsidiaries, as applicable, to (i) incur additional indebtedness and liens in connection therewith, (ii) pay dividends and make certain other restricted payments, (iii) effect mergers or consolidations, (iv) enter into transactions with affiliates, (v) sell or dispose of property or assets, and (vi) engage in unrelated lines of business.

As of June 30, 2018, $35.9 million was outstanding under the SIC Credit Facility. The SIC Credit Facility is subject to certain financial covenants. At June 30, 2018, the Company was in compliance with the financial covenants.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs will be amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0 for the three and six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, SIC had $0.5 million and $0 of unamortized debt issuance costs related to the SIC Credit Facility, respectively.

Note 9. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
RDS equipment and vehicle notes	$1,216	$1,397
ASG term loans	94,689	89,143
	95,905	90,540
Unamortized debt issuance costs	(1,963)	(2,194)
Total long-term debt	93,942	88,346
Current portion of long-term debt, net of financing fees	$1,424	$1,449
Long-term debt, net of current portion and financing fees	$92,518	$86,897

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through December 2022. As of June 30, 2018 and December 31, 2017, the outstanding balance on equipment and vehicle notes payable totaled $1.2 million and $1.4 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At June 30, 2018 and December 31, 2017, ASG had $0.9 million and $1.0 million outstanding under this term loan, respectively.

In May 2016, ASG entered into a loan agreement with an investor offering a term loan in the amount of $0.2 million to finance improvements to ASG’s facilities in Anaheim, California. Amounts outstanding under the term loan bear interest at 8% per annum. Payments consisting of principal and interest are due monthly through maturity (January 1, 2023). As of June 30, 2018 and December 31, 2017, ASG had $0.1 million outstanding under this term loan.

In February 2017, ASG entered into a financing agreement with a third-party lender to borrow $105.0 million that was used to refinance the Company’s existing debt, fund a portion of the purchase price for the acquisition of Pental, fund other amounts defined in the financing agreement and fund working capital and general corporate purposes of the Company. Amounts due under the term loan bear interest at the election of the Company, indexed either to the LIBOR rate or the “base rate,” with an “applicable margin” (each as defined in the financing agreement) (7.25% per annum as of December 31, 2017). Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2022). ASG borrowed an additional $6.25 million under the terms of this loan to fund a portion of the acquisition of Bedrock on January 31, 2018. As of June 30, 2018 and December 31, 2017, ASG had $93.7 million and $88.0 million outstanding under this term loan, respectively.

Substantially all of ASG’s assets are collateral for these term loans. ASG is required to meet certain financial and nonfinancial covenants pursuant to these term loans. ASG was in compliance with all financial and non-financial covenants as of June 30, 2018 and December 31, 2017.

ASG incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively. Non-cash interest expense related to these costs was $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. Additionally, ASG expensed the remaining unamortized debt issuance costs for the refinanced debt of $0.6 million as extinguishment of debt in February 2017. At June 30, 2018 and December 31, 2017, the unamortized debt issuance costs related to the term loans totaled $2.0 million and $2.2 million, respectively, and are shown as a direct deduction from the liability on the accompanying consolidated balance sheets.

Note 10. Commitments and Contingencies

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property, plant and equipment (which we refer to as “PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically four years. The total acquisition cost included in PP&E related to the leased vehicles was $1.4 million and $1.1 million at June 30, 2018 and December 31, 2017, respectively. Total accumulated amortization related to the leased vehicles is $0.2 million and $0.05 million at June 30, 2018 and December 31, 2017, respectively, with amortization expense totaling $0.08 million and $0.2 million for the three and six months ended June 30, 2018, respectively. Amortization expense was $0 for the three and six months ended June 30, 2017.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through April 2023. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Four of RDS’ facility leases are with a company owned by a Company stockholder.

RDS also leases certain office equipment under long-term lease agreements expiring at various dates through October 2020.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through October 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. Three of ASG’s facility leases are with companies owned by certain Company stockholders or other related parties.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at June 30, 2018 and December 31, 2017 was $1.3 million. Aggregate rent expense for the three and six months ended June 30, 2018 totaled $3.1 million and $6.0 million, respectively.  Aggregate rent expense for the three and six months ended June 30, 2017 totaled $2.2 million and $3.8 million, respectively.

Exclusive Distributor Rights

Pental’s main supplier has agreed to allow Pental exclusive distribution rights in 23 States in the United States of America. To maintain these rights, Pental must meet certain minimum purchase requirements. Purchase volumes for the period from July 1, 2016 to December 31, 2020 must be a minimum purchase of 90 containers per month.  Using an estimated price per container based on the average price per container in 2017, the future minimum purchases to maintain the exclusive rights as of June 30, 2018 are as follows:

(in thousands)
2018	$18,401
2019	36,801
2020	36,801
$92,003

If Pental falls short of these minimum requirements in any given calendar year, Pental has agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to Pental if such commitments are not met; however, the supplier reserves the right to remove exclusive distribution rights privileges.

Note 11. Equity

RDS

Prior to the November 2017 Restructuring Transactions, distributions totaling $20.8 million were paid to the members of RDS during 2017.

ASG

Prior to the November 2017 Restructuring Transactions, distributions totaling $14.6 million were paid to the members of ASG during 2017.

Class A and B Common Stock

In connection with the November 2017 Private Offering and Private Placement, the Company sold and issued 18,750,000 shares of the Company’s Class A Common Stock to new investors, at an offering price of $12.00 per share, for gross proceeds of approximately $225 million (prior to payment of discounts and fees to the initial purchaser and placement agent and offering expenses). In December 2017, in connection with the over-allotment option granted to the initial purchaser and placement agent in the November 2017 Private Offering and Private Placement, the Company sold and issued an additional 3,000,000 shares of Class A Common Stock to new investors at an offering price of $12.00 per share, for gross proceeds of approximately $36 million (prior to payment of discounts and fees to the initial purchaser and placement agent and offering expenses).

As part of the November 2017 Restructuring Transactions, SIC used approximately $62.7 million of the proceeds from the November 2017 Private Offering and Private Placement to purchase a certain amount of equity interests in RDS and ASG from the Rollover Stockholders. The remaining equity interests in RDS and ASG were rolled over into 9,244,112 shares of Class B Common Stock. Concurrently, SIC used approximately $26.6 million of the proceeds from the November 2017 Private Offering and Private Placement to repurchase and retire 2,379,486 shares of Class B Common Stock from affiliates of Trive Capital Management LLC (which we refer to as “Trive Capital”). In accordance with the terms of the November 2017 Private Offering and Private Placement, in December 2017, the Company also repurchased and retired 3,000,000 shares of Class B Common Stock with the proceeds of the sales of Class A Common Stock to new investors. After the consummation of the November 2017 Private Offering and Private Placement and the November 2017 Restructuring Transactions, the Company had 21,750,000 shares of Class A Common Stock outstanding and 3,864,626 shares of Class B Common Stock outstanding.

Total equity at June 30, 2018 and December 31, 2017 was $148.3 million and $148.1 million, respectively. The change in equity of $0.3 million during the period was a result of an increase in additional paid in capital of $1.7 million related to the accrual of restricted stock expense and an increase to the accumulated deficit of $1.4 million resulting from the net loss for the six months ended June 30, 2018.

Registration Rights

In connection with the November 2017 Private Offering and Private Placement, a Registration Rights Agreement (which we refer to as the “Registration Rights Agreement”) was entered into by the Company, certain members of Company management, affiliates of Trive Capital, and B. Riley FBR, Inc. as the initial purchaser/private placement agent in the November 2017 Private Offering and Private Placement.

Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC as soon as reasonably practicable, but in no event later than January 31, 2018, a shelf registration statement registering the resale of Class A Common Stock sold in the November 2017 Private Offering and Private Placement (which we refer to as the “Shelf Registration Statement”).  Pursuant to the Registration Rights Agreement, the Company also agreed to use its commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective by the SEC and have the Class A Common Stock listed on a national securities exchange no later than May 31, 2018.

The Registration Rights Agreement provided that if the Shelf Registration Statement was not effective, and the Class A Common Stock was not listed and trading on a national securities exchange, by May 31, 2018, then holders of shares of Class A Common Stock would be entitled to receive dividends on shares of Class A Common Stock that will accrue and be payable only in additional shares of Class A Common Stock (which we refer to as “Special Stock Dividends”).  The Registration Rights Agreement also provided that Special Stock Dividends will accrue at a daily rate equal to the quotient of (i) 0.05 multiplied by 21,750,000 (the aggregate number of shares of Class A Common Stock sold and issued in the November 2017 Private Offering and Private Placement) divided by (ii) 365, up to a maximum aggregate number of shares of Class A Common Stock equal to 1,460,149 shares (which we refer to as “Maximum Accrual Amount”), and will cease accruing upon the Shelf Registration Statement being declared effective, and the Class A Common Stock commencing trading on a national exchange.  In the event that Special Stock Dividends are paid by the Company to the holders of Class A Common Stock, an equivalent amount of shares of Class B Common Stock held by affiliates of Trive Capital and certain members of Company management will be repurchased by the Company at a price of $0.01 per share and immediately cancelled.  The shares of Class B Common Stock to be repurchased, if any, would be from the 1,460,149 shares of Class B Common Stock that were held in escrow (consisting of 1,000,000 shares held by affiliates of Trive Capital and 460,149 shares held by certain members of management).

If the Shelf Registration Statement was declared effective by the SEC, and the Class A Common Stock listed on a national securities exchange prior to Special Stock Dividends accruing to the Maximum Accrual Amount, each remaining share of Class B Common Stock would automatically convert into one share of Class A Common Stock.  The Registration Rights Agreement also describes procedures to be followed in the event the Company proposes to conduct an initial public offering of its Class A Common Stock; however, the Registration Rights Agreement does not explicitly require the Company to do so.

As of June 30, 2018, the Shelf Registration Statement had not yet been declared effective by the SEC and the Class A Common Stock had not yet been listed on a national securities exchange, and therefore, Special Stock Dividends in the form of a total of 89,393 shares of Class A Common Stock had accrued.

Note 12. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (which we refer to as the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares. At June 30, 2018 and December 31, 2017, there were approximately 1,286,867 and 1,848,727 shares of common stock available for grant under the 2017 Plan, respectively.

Stock Options

The Company has not had any stock option activity under the 2017 Plan for the six months ended June 30, 2018.

Restricted Stock

Restricted stock awards and restricted stock unit awards are grants of shares of the Company’s common stock that are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares prior to vesting, subject to such awards’ forfeiture provisions, unless the board of directors provides otherwise. Recipients of restricted stock unit awards generally will not have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the board of directors provides otherwise. Shares of restricted stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

On November 22, 2017, concurrent with November 2017 Private Offering and Private Placement, 356,368 shares of restricted stock were granted to certain members of the executive management team and members of the board of directors and such shares are subject to vesting over a period of three years and certain other conditions, including continuous service to the Company, following the date of the restricted stock agreement. The shares vest ratably on an annual basis. For the six months ended June 30, 2018, an additional 561,860 shares of common stock were granted to certain executives and key employees, and such shares are subject to vesting over a period of three years and certain other conditions, including continuous service to the Company, following the date of the restricted stock agreement. The shares vest ratably on an annual basis.

The Company estimated the fair value of these shares on the date the shares were granted, and recognizes the resulting fair value, net of estimated forfeitures, over the requisite service period. The grant date fair value for the shares of restricted stock granted on November 22, 2017 and during the six months ended June 30, 2018 was estimated using the price per share sold in the November 2017 Private Offering and Private Placement as a proxy due to the lack of any subsequent market indication of a change in value. The Company’s stock trades very infrequently and in very low volume. Consequently, there is no substantive data that would lead to the conclusion that the value of the Company’s stock has materially changed since the closing of the November 2017 Private Offering and Private Placement.

A summary of the Company’s restricted stock activity for the six months ended June 30, 2018 is as follows:

	Shares of Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2018	356,368	$12.00
Granted	561,860	$12.00
Forfeited	—	$—
Vested	—	$—
Nonvested shares at June 30, 2018	918,228	$12.00

As of June 30, 2018, total remaining stock-based compensation expense for nonvested restricted stock is $9.7 million, which is expected to be recognized over a weighted average remaining period of 2.7 years.

Total stock-based compensation expense recognized for restricted stock for the three and six months ended June 30, 2018 was $0.8 million and $1.6 million, respectively. There was no stock-based compensation expense recognized for restricted stock for the three and six months ended June 30, 2017.

Phantom Stock

Phantom stock awards are grants of phantom stock with respect to shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

On November 22, 2017, concurrent with November 2017 Private Offering and Private Placement, phantom stock with respect to 356,368 shares of common stock were granted to certain members of the executive management team and members of the board of directors subject to vesting over a period of three years and certain other conditions, including continuous service to the Company, following the date of the phantom stock agreement. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability to the extent that the performance condition is deemed probable. The fair value as of June 30, 2018 for the phantom stock awards granted on November 22, 2017 was estimated using the most current price paid for Class A Common Stock traded between a buyer and seller.

The Company recorded phantom stock based compensation expense of $1.5 million and $2.3 million during the three and six months ended June 30, 2018, respectively. There was no stock based compensation expense recognized for phantom stock for the three and six month period ended June 30, 2017.

A summary of the Company’s phantom stock activity for the period ended June 30, 2018 is as follows:

Shares of Phantom Stock Outstanding
Nonvested shares at January 1, 2018	356,368
Granted	—
Forfeited	—
Vested	70,440
Nonvested shares at June 30, 2018	285,928

As of June 30, 2018, total remaining stock-based compensation expense for nonvested restricted stock and phantom stock is $1.9 million, which is expected to be recognized over a weighted average remaining period of 0.5 years.

Note 13. Provision for Income Taxes

At June 30, 2018 and 2017, the provision for income taxes reflected on the condensed consolidated statements of operations reflect an effective rate of 27.83% and 14.84%, respectively. During the six months ended June 30, 2017, because the period was prior to the November 2017 Restructuring Transactions, our ASG subsidiary and segment was a pass-through entity for tax purposes, resulting in the consolidated Company not realizing income tax benefit from the loss incurred by ASG during the period. This resulted in a lower than expected effective tax rate for the three months ended June 30, 2017.

The Company’s effective income tax rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of non-deductible items and state income taxes.

In December 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as “SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Because the Tax Cuts and Jobs Act was enacted in the fourth quarter of the year ended December 31, 2017 and ongoing guidance and accounting interpretations are expected over the next 12 months, the analysis required to record the provisional amounts for the accounting of deferred tax re-measurements and other items, such as cost recovery and state tax considerations, may be revised causing adjustments to these provisions. The Company expects to complete the analysis and update the provisional amounts within the measurement period in accordance with SAB 118.

Note 14. Related Party Transactions

Consulting Agreement

During the period ended June 30, 2017, each of RDS and ASG had a consulting agreement with Trive Capital (affiliates of which collectively hold more than 5% of our common stock and are affiliated with Christopher Zugaro, the chairman of our board of directors). Under each such respective consulting agreement, RDS and ASG were required to pay Trive Capital an annual nonrefundable consulting fee of $0.4 million, payable in four quarterly installments of $0.1 million each, plus the reimbursement of expenses. Each consulting agreement also allowed for additional consulting work outside of the scope of the agreement to be provided by Trive Capital and billed separately to such company. Both consulting agreements were terminated concurrently with the November 2017 Restructuring Transactions. Consulting fees plus expenses related to the consulting agreements that were expensed during the three and six months ended June 30, 2018 totaled $0. Consulting fees plus expenses that were expensed to Trive Capital during the three and six months ended June 30, 2017 totaled $0.3 million and $0.4 million, respectively. There was no outstanding balance due to Trive Capital at June 30, 2018. Amounts due and recorded as accounts payable at December 31, 2017 was $0.1 million.

Facility Rent

RDS leases four of its facilities from a trust affiliated with a Company stockholder. Rent expense under this lease totaled $0.2 million and $0.4 million during the three and six months ended June 30, 2018, respectively. Rent expense under this lease totaled $0.2 million and $0.4 million during the three and six months ended June 30, 2017, respectively. No amounts were unpaid under this lease at June 30, 2018 and December 31, 2017. See Note 10.

ASG leases office space from AG&M Bee Creek Investments Ltd., a company owned by certain Company stockholders. This lease was renewed on February 29, 2016 and includes an additional option to renew the lease for five years. Rent expense under this lease was $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively. Rent expense under this lease was $0.1 million and $0.2 million during the three and six months ended June 30, 2017, respectively. No amounts were unpaid under this lease at June 30, 2018 and December 31, 2017. See Note 10.

ASG leases office space from AG&M San Antonio Investments Ltd., a company owned by certain Company stockholders. This lease was renewed on February 29, 2016 and includes an additional option to renew the lease for two years. Rent expense under this lease was $0.04 million and $0.09 million during the three and six months ended June 30, 2018, respectively. Rent expense under this lease was $0.03 million and $0.08 million during the three and six months ended June 30, 2017, respectively. No amounts were unpaid under this lease at June 30, 2018 and December 31, 2017. See Note 10.

ASG leases office space from 502 Jersey Ave LLC., a company owned by a current employee and former owner of Cosmic. Rent expense under this lease was $0.09 million and $0.2 million during the three and six months ended June 30, 2018, respectively. There was no expense under this lease during the three and six months ended June 30, 2017. No amounts were unpaid under this lease at June 30, 2018 and December 31, 2017. See Note 10.

ASG leases office space from 521 Digiulian Boulevard, LLC., a company owned by a current employee and former owner of NSI. Rent expense under this lease was $0.04 million during the three and six months ended June 30, 2018. There was no expense under this lease during the three and six months ended June 30, 2017. No amounts were unpaid under this lease at June 30, 2018 and December 31, 2017. See Note 10.

Subcontractors and Supplier

Two RDS employees have family members that have an ownership interest in flooring subcontracting companies that do business with RDS. During the three and six months ended June 30, 2018, these companies performed a total of $0.6 million and $0.9 million in subcontract work for RDS, respectively. During the three and six months ended June 30, 2017, these companies performed a total of $0.3 million and $0.4 million in subcontract work for RDS, respectively. Amounts due and recorded as accounts payable at June 30, 2018 was $0.01 million. There was no amount unpaid at December 31, 2017.

Other Consulting Services

A consulting firm affiliated with an officer of SIC has performed various consulting services for the Company related to human resources, accounting, and project management. During the three and six months ended June 30, 2018, the Company incurred $0.08 million and $0.1 million of costs, respectively, with this consulting firm. During the three and six months ended June 30, 2017, the Company incurred $0.03 million and $0.1 million of costs, respectively, with this consulting firm. Amounts due and recorded as accounts payable at June 30, 2018 was $0.01 million. There was no amount unpaid at December 31, 2017.

A former ASG executive and SIC stockholder terminated his employment with ASG as of June 30, 2017. This individual continues to provide business consulting services for ASG. During the three and six months ended June 30, 2018 ASG incurred consulting costs with this individual of $0.01 million and $0.05 million, respectively. During the three and six months ended June 30, 2017 ASG did not incur any consulting costs with this individual. No amounts were unpaid at June 30, 2018 and December 31, 2017.

Note 15. Segment Information

The Company’s operations are classified into two operating segments: RDS and ASG. Under RDS, the Company offers interior design and installation services, and under ASG, the Company offers natural and engineered surfaces distribution services. These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable the Company to more effectively offer the complete line of interior design and selection services, merchandising, and complex supply chain management. Neither of the two operating segments have any reporting units. While individual acquisitions, for a time, may have discrete financial information before being fully integrated, RDS and ASG are the only operating and reporting segments for which both discrete financial information is available and is reviewed by segment management.

Inter-segment eliminations result, primarily, from the sale of ASG inventory to the RDS segment, including the related profit margin, as well as some intercompany borrowings recorded in the form of intercompany payables and receivables.

The Company evaluates performance of the respective segments based upon revenues and operating income. Information for the periods presented is provided below:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net sales:
RDS	$125,417	$86,460
ASG	104,561	72,134
Elimination of intercompany sales	(731)	(509)
Consolidated Total	$229,247	$158,085

Operating income:
RDS	$6,673	$2,839
ASG	6,145	4,935
Elimination of intercompany operating income	43	(25)
Unallocated corporate operating income	(8,301)	—
Consolidated Total	$4,560	$7,749

Capital expenditures:
RDS	$1,480	$848
ASG	4,912	818
Unallocated corporate capital expenditures	19	—
Consolidated Total	$6,411	$1,666

	As of June 30,	As of December 31,
	2018	2017
Goodwill:
RDS	$22,931	$22,614
ASG	44,053	43,712
Consolidated Total	$66,984	$66,326

Other intangible assets:
RDS	$23,116	$26,518
ASG	53,984	55,745
Consolidated Total	$77,100	$82,263

Total Assets:
RDS	$102,720	$103,172
ASG	231,668	203,637
Elimination of intercompany receivables and inventory	(288)	(276)
Unallocated corporate assets	15,840	13,713
Consolidated Total	$349,940	$320,246

Note 16. Subsequent Events

Events occurring after June 30, 2018, have been evaluated for possible adjustment to the consolidated financial statements or disclosure as of September 6, 2018, which is the date the consolidated financial statements were available to be issued.

On August 13, 2018, the Company’s Shelf Registration Statement was declared effective by the SEC and on August 16, 2018 the Class A Common Stock commenced trading on the NASDAQ Capital Market under the ticker symbol “SIC.” As of August 15, 2018, the Special Stock Dividend stopped accruing, with a total amount accrued of 226,513 shares. After the Special Stock Dividend was paid and an equal number of shares of Class B Common Stock were repurchased and cancelled by the Company, each then remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.

On August 22, 2018, ASG acquired certain assets of The Tuscany Collection, LLC, a distributor of natural stone, quartz and tile in Las Vegas, Nevada. The acquisition and related transaction costs were financed by SIC’s line of credit described in Note 8. The acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date. The Company is in the process of performing the purchase price allocation.

On August 31, 2018, RDS acquired certain assets of Summit Stoneworks, LLC, which is located in Austin, Texas and is engaged in builder design services and the fabrication and installation of stone products for commercial and residential applications. This acquisition was financed from SIC’s line of credit described in Note 8. The acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date. The Company is in the process of performing the purchase price allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (which we refer to as this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” and other forms of these words or similar words or expressions or the negatives thereof. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we do not undertake any obligation to update or revise, or publicly announce any update or revision to, any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise, after the date of the statement.

Overview

We are an installer and nationwide distributor of interior building products and a provider of residential interior design services with market positions in attractive markets. Through our Residential Design Services (which we refer to as “RDS”) segment, we serve leading national and regional homebuilders by providing an integrated, outsourced solution for the design, consultation, sourcing, distribution and installation needs of their homebuyer customers. Through our 18 design centers located in California, Nevada, and Arizona, our specially-trained design consultants work closely with homebuyers in the selection of a broad array of interior products and finishes, including flooring, countertops, wall tile, window treatments, shower enclosures, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior product categories to provide a seamless experience for the homebuyer. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital. We also have leading market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles through our other segment, Architectural Surfaces Group (which we refer to as “ASG”). ASG sources natural and engineered stone from a global supply base, and markets these materials through a national network of distribution centers and showrooms. In addition to serving the new residential and commercial construction markets with these materials, we also distribute them to the repair and remodel (which we refer to as “R&R”) market.

Our platform originated in September 2014, when affiliates of Trive Capital Management LLC (which we refer to as “Trive Capital”) acquired RDS, which in turn acquired the assets of PT Tile Holdings, LP in February 2015, and Greencraft Holdings, LLC (which we refer to as “Greencraft”) in December 2017. In 2015, affiliates of Trive Capital also formed a consolidation platform in the stone countertop market by acquiring the assets of Architectural Granite & Marble, LLC (which we refer to as “AG&M”), which in turn acquired the assets of Bermuda Import-Export, Inc. in July 2016, Pental Granite and Marble, LLC (which we refer to as “Pental”) in February 2017, and the assets of Cosmic Stone & Tile Distributors, Inc. (which we refer to as “Cosmic”) in October 2017, and these acquired businesses were combined to form ASG. ASG then acquired certain assets of Elegant Home Design, LLC (which we refer to as “Bedrock”) in January 2018, and certain assets of NSI, LLC (which we refer to as “NSI”) in March 2018. Pursuant to the November 2017 restructuring transactions discussed below, we combined RDS and ASG to create what we believe to be a strong, scalable platform of product and service offerings for home interiors that can be replicated across geographies, product categories, and services.

November 2017 Restructuring Transactions

In November 2017, we entered into a series of restructuring transactions (which we refer to as the “November 2017 Restructuring Transactions”) pursuant to which we acquired all of the outstanding equity interests in each of RDS and ASG, including all of their respective wholly-owned subsidiaries. Following the November 2017 Restructuring Transactions, we became a holding company that wholly owns RDS and ASG.

November 2017 Private Offering and Private Placement

In November 2017, we completed a private offering and private placement pursuant to which we issued an aggregate of 21,750,000 shares of our Class A Common Stock, which included shares issued pursuant to the exercise of the option granted by us to the initial purchaser and placement agent thereunder, in reliance upon the exemptions from the registration requirements of the Securities Act, provided by Rule l44A, Regulation S, and Rule 506 of Regulation D under the Securities Act (which we refer to as the “November 2017 Private Offering and Private Placement”). We received net proceeds of $240.5 million from the November 2017 Private Offering and Private Placement, and we used $122.8 million in connection with the November 2017 Restructuring Transactions, which included our acquisition of all of the outstanding equity interests in each of RDS and ASG and the repurchase by us of shares of our Class B Common Stock from existing stockholders, and $112.8 million to repay our outstanding indebtedness, with the remaining $4.9 million of the net proceeds being used for working capital and general corporate purposes.

Operating Segments

We have defined each of our operating segments based on the nature of its operations, its management structure and its product offerings. Our management decisions are made by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker. Our management evaluates segment performance based on operating income. Our two reportable segments are described below.

Residential Design Services

RDS, our interior design and installation segment, is a service business that provides design center operation, interior design, product sourcing, and installation services to homebuilders, homeowners, general contractors and property managers. Products sold and installed include flooring, prefabricated countertops, cabinets, wall tile, interior trim (doors, moldings, door and window casing), shower enclosures and doors, mirrors, and window treatments. New single-family and multi-family construction are the primary end markets, although we intend to explore growth opportunities in other markets, such as the R&R market.

Architectural Surfaces Group

ASG, our natural and engineered stone countertop distribution segment, distributes granite, marble and quartz slabs for countertop and other uses, and ceramic and porcelain tile for flooring, backsplash and wall tile applications and other related products. Primary end markets are new residential and commercial construction and the R&R market.

Key Factors Affecting Operating Results

Our operating results are impacted by changes in the levels of new residential construction and of the demand for products and services in the R&R market. These are in turn affected by a broad range of macroeconomic factors including the rate of economic growth, unemployment, job and wage growth, interest rates, multi-family project financing, and residential mortgage lending conditions. Other important underlying factors include demographic variables such as household formation, immigration and aging trends, housing stock and vacant inventory levels, changes in the labor force, raw materials prices, the legal environment, government tariffs, local and regional development, and construction regulation.

Non-GAAP Measures

In addition to the results reported in accordance with United States generally accepted accounting principles (which we refer to as “GAAP”), we have provided information in this section relating to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin.

EBITDA is defined as consolidated net income before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as consolidated net income before (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, and (iv) adjustments for costs that are deemed to be transitional in nature or not related to our core operations, such as severance, facility closure costs, and professional and legal fees related to business acquisitions, or similar transitional costs and expenses related to integrating acquired businesses into our Company. Adjusted EBITDA margin is calculated as a percentage of our net revenue.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures used by us as supplemental measures in evaluating our operating performance.

Key Components of Results of Operations

Net Revenue. Net revenue consists of revenue net of our homebuilder customers’ participation, which is their share of revenue from our sales of upgrades, rebates, customer credits, and returns and allowances. Over 95% of the net revenue of our RDS segment  is derived from the sale of interior products and installation services to homebuilders and contractors. In single-family construction, revenue is recognized when the work is complete or complete in all material respects. In multi-family construction, revenue is recognized on a percentage of completion basis as these projects often take place over several months. Net revenue of our ASG segment is derived from the sale of stone products and is recognized when the products have been accepted at the customer’s designated location.

Cost of Revenue. Cost of revenue consists of the direct costs associated with revenue earned by the sale and installation of our interior products in the case of our RDS segment, or by delivering product in the case of our ASG segment. In our RDS segment, cost of revenue includes direct material costs associated with each project, the direct labor costs associated with installation (including taxes, benefits and insurance), rent, utilities and other period costs associated with warehouses and fabrication shops, depreciation associated with warehouses, material handling, fabrication and delivery costs, and other costs directly associated with delivering and installing product in our customers’ projects. In our ASG segment, cost of revenue includes direct material costs, inbound and outbound freight costs, overhead (such as rent, utilities and other period costs associated with product warehouses), depreciation associated with fixed assets used in warehousing, material handling and warehousing activities, warehouse labor, taxes, benefits and other costs directly associated with receiving, storing, handling and delivering products to customers in revenue earning transactions.

Gross Profit and Gross Margin. Gross profit is revenue less the associated cost of revenue. Gross margin is gross profit divided by revenue.

Operating Expenses. Operating expenses include overhead costs such as general management, project management, purchasing, customer service, accounting, human resources, information technology and all other forms of wage and salary cost associated with operating our businesses and the taxes and benefits associated with those costs. We also include other general-purpose expenses, including, but not limited to, office supplies, office rents, legal, consulting, insurance, and non-cash stock compensation costs. Professional services expenses and transaction costs are also included in operating expenses.

Depreciation and Amortization. Depreciation and amortization expenses represent the estimated decline over time of the value of tangible assets such as vehicles, equipment and tenant improvements, and intangible assets such as customer lists and trade names. We recognize the expenses on a straight-line basis over the estimated economic life of the asset in question.

Interest Expense. Interest expense represents amounts paid to or which have become due during the period to lenders and lessors under credit agreements and capital leases, as well as the amortization of debt issuance costs.

Income Taxes. Income taxes are recorded using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Revenue. For the three months ended June 30, 2018, net revenue increased $34.5 million, or 38.2%, to $124.9 million, from $90.4 million for the three months ended June 30, 2017. Net revenue for the three months ended June 30, 2018 and 2017 is adjusted for the elimination of intercompany sales of $0.4 million and $0.3 million, respectively. The increase in net sales was driven by the impact of organic growth and acquisitions in both our RDS and ASG operating segments.

In our RDS segment, net revenue increased by $23.5 million, or 52.5%, to $68.3 million for the three months ended June 30, 2018, from $44.8 million for the three months ended June 30, 2017. The increase was largely due to the acquisition of Greencraft, which accounted for $13.6 million of the RDS growth. The remaining increase was a result of an increase in volume, measured in square feet of installed product, of 18.6% in our core businesses of flooring, countertops and wall tile. This is a result of additional housing units constructed as well as an increase in square footage per unit. The average price per square foot of installed products increased slightly by 3.2%, based on increased sales of higher priced products.

In our ASG segment, net revenue increased by $11.1 million, or 24.2%, to $57.0 million for the three months ended June 30, 2018, from $45.9 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, the Bedrock acquisition accounted for $7.8 million of the growth with the remainder of the growth of $3.3 million in our ASG segment attributable to increased revenue from ASG core locations and organic growth from existing locations. For the three months ended June 30, 2018, excluding the effect of the Bedrock acquisition, volume increased by 9.3%, primarily driven by growth in ASG core locations, and overall price increased by 2.4%, primarily due to a shift in product mix with higher priced quartz products accounting for 53.1% of volume for the three months ended June 30, 2018, compared to 47.9% of volume for the three months ended June 30, 2017.

Cost of Revenue. For the three months ended June 30, 2018, cost of revenue increased $26.6 million, or 41.7%, to $90.5 million, from $63.9 million for the three months ended June 30, 2017.

In our RDS segment, cost of revenue increased by $16.4 million, or 49.6%, to $49.5 million for the three months ended June 30, 2018, from $33.1 million for the three months ended June 30, 2017. The acquisition of Greencraft was primarily responsible for this increase, contributing $9.6 million. The remaining increase in cost of revenues was driven by an increase in sales in the core RDS business.

In our ASG segment, cost of revenue increased by $10.4 million, or 33.7%, to $41.4 million for the three months ended June 30, 2018, from $31.0 million for the three months ended June 30, 2017. The increase was due to the increase in revenue from our Bedrock acquisition.

Gross Profit and Margin. For the three months ended June 30, 2018, gross profit increased $7.9 million, or 29.8%, to $34.4 million, from $26.5 million for the three months ended June 30, 2017.  The increase in gross profit was due to higher net sales.  For the three months ended June 30, 2018, gross margin decreased 1.7% to 27.6%, from 29.3% for the three months ended June 30, 2017.  This reduction in gross margin was primarily due to opportunistic acquisitions by our ASG segment at slightly lower gross margin than base business, higher depreciation in cost of goods sold, and a shift in product and price mix.

In our RDS segment, gross margin increased 1.4% to 27.4% for the three months ended June 30, 2018, from 26.0% for the three months ended June 30, 2017. This was the result of a slightly favorable shift in product and customer mix.

In our ASG segment, gross margin decreased 5.0% to 27.4% for the three months ended June 30, 2018, from 32.4% for the three months ended June 30, 2017. This decrease was comprised of a 1.8% decrease due to market price pressure on natural stone, and a 3.2% decrease due to a slightly unfavorable shift in product mix and blended margin that was primarily caused by the acquisitions of Cosmic and Bedrock, which have lower margins than the core ASG business.

Operating Expense. For the three months ended June 30, 2018, operating expenses increased by $11.3 million, or 57.9%, to $30.8 million, from $19.5 million for the three months ended June 30, 2017. The increase in operating expenses was primarily due to selling, general, and administrative (“SG&A”) expenses from acquired businesses, long-term incentive plan expenses, and one-time nonrecurring costs for completing acquisitions, investments in SIC as a public company, and higher depreciation.

In our RDS segment, operating expenses increased by $4.0 million to $14.1 million for the three months ended June 30, 2018, from $10.1 million for the three months ended June 30, 2017. This increase was related to the Greencraft acquisition, sales and marketing expenses related to increased revenues and other expenses related to the growth of the business.

In our ASG segment, operating expenses increased by $2.1 million to $11.4 million for the three months ended June 30, 2018, from $9.3 million for the three months ended June 30, 2017. This increase was related to the Bedrock acquisition and expenses related to the opening of new locations.

The remaining $5.3 million of the increase in operating expenses was related to overhead costs and stock based compensation accrual expense incurred by us at the holding company level.

Depreciation and Amortization. For the three months ended June 30, 2018, depreciation and amortization expenses increased by $1.3 million, or 35.1%, to $5.0 million, from $3.7 million for the three months ended June 30, 2017.

In our RDS segment, depreciation and amortization expenses increased by $0.7 million, or 43.8%, to $2.3 million for the three months ended June 30, 2018, which was primarily due to the depreciation associated with the acquired Greencraft assets and amortization related to intangible assets recognized in the purchase accounting for the Greencraft acquisition.

In our ASG segment, depreciation and amortization expenses increased by $0.6 million, or 28.6%, to $2.7 million for the three months ended June 30, 2018. Depreciation of additional assets from new locations accounted for the majority of the increase with the remaining increase due to the amortization of intangible assets acquired in the Bedrock acquisition.

Interest Expense. For the three months ended June 30, 2018, interest expense decreased by $0.8 million, or 22.2%, to $2.8 million, from $3.6 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, our interest expense was reduced because we decreased our borrowing significantly from June 30, 2017 by paying off our RDS term loan and repaying a significant amount of our ASG term debt with proceeds from the November 2017 Private Offering and Private Placement. We offset this decrease by increasing our long term debt to finance our Greencraft and Bedrock acquisitions.

Income Taxes. For the three months ended June 30, 2018, we recognized income tax benefit of $0.03 million, a decrease of $0.1 million from income tax benefit of $0.2 million for the three months ended June 30, 2017.  During the three months ended June 30, 2017, our ASG segment was a pass through entity for tax purposes, resulting in a lower effective tax rate and our consolidated Company not recognizing income tax expense related to ASG earnings during the period.

Net (Loss) Income.  For the three months ended June 30, 2018, net income decreased by $3.5 million to $(0.1) million, from $3.4 million for the three months ended June 30, 2017.

Adjusted EBITDA.  For the three months ended June 30, 2018, Adjusted EBITDA increased to $13.8 million, from $11.9 million for the three months ended June 30, 2017, primarily as a result of organic growth and incremental operating profit from the Greencraft acquisition, partially offset by inflation and investments in SIC as a public company, and mergers and acquisitions (M&A) resources.

	For the Three Months Ended June 30,
(in thousands)	2018	2017

Consolidated net (loss) income	$(86)	$3,396
Income tax (benefit) expense	(35)	(170)
Interest expense	2,799	3,623
Depreciation and amortization	4,985	3,712
EBITDA	$7,663	$10,561

Consulting Fees to Trive Capital	—	305
Share Based and Transaction Incentive Compensation	2,006	—
Nonrecurring Costs	4,142	997
Adjusted EBITDA	$13,811	$11,863

Adjusted EBITDA Margin.  For the three months ended June 30, 2018, Adjusted EBITDA margin decreased to 11.1%, from 13.1% for the three months ended June 30, 2017. The decrease in the Adjusted EBITDA margin was primarily due to investments in SIC as a public company and M&A resources, opportunistic acquisitions in ASG at slightly lower margin than base business, inflation and other expenses.

Six months ended June 30, 2018 Compared to Six months ended June 30, 2017

Net Revenue. For the six months ended June 30, 2018, net revenue increased $71.2 million, or 45.0%, to $229.3 million, from $158.1 million for the six months ended June 30, 2017. Net revenue for the six months ended June 30, 2018 and 2017 is adjusted for the elimination of intercompany sales of $0.7 million and $0.5 million, respectively. The increase in net sales was primarily due to organic growth and acquisitions in both our RDS and ASG operating segments.

In our RDS segment, net revenue increased by $38.9 million, or 45.0%, to $125.4 million for the six months ended June 30, 2018, from $86.5 million for the six months ended June 30, 2017. The increase was largely due to the acquisition of Greencraft, which accounted for $24.7 million of the RDS growth. The remaining increase was a result of an increase in volume, measured in square feet of installed product, of 11.4% in our core businesses of flooring, countertops and wall tile. This is a result of additional housing units constructed as well as an increase in square footage per unit. The average price per square foot of installed products increased slightly by 2.0%, based on increased sales of higher priced products.

In our ASG segment, net revenue increased by $32.4 million, or 45.1%, to $104.6 million for the six months ended June 30, 2018, from $72.1 million for the six months ended June 30, 2017. The increase was largely due to the inclusion of Pental for the full six months ended June 30, 2018, as compared to four months included in the six months ended June 30, 2017, which accounted for

$13.6 million of the total ASG growth for the six months ended June 30, 2018. The Bedrock acquisition accounted for $12.5 million of the growth with the remainder of the growth of $6.3 million in our ASG segment attributable to increased revenue from ASG core locations. For the six months ended June 30, 2018, excluding the effect of the Pental and Bedrock acquisitions, volume increased by 7.4%, primarily driven by growth in new locations, and overall price increased by 1.5%, primarily due to a shift in product mix with higher priced quartz products accounting for 52.2% of volume for the six months ended June 30, 2018, compared to 46.3% of volume for the six months ended June 30, 2017.

Cost of Revenue. For the six months ended June 30, 2018, cost of revenue increased $55.8 million, or 50.2%, to $166.9 million, from $111.1 million for the six months ended June 30, 2017.

In our RDS segment, cost of revenue increased by $28.7 million, or 45.9%, to $91.2 million for the six months ended June 30, 2018, from $62.5 million for the six months ended June 30, 2017. The acquisition of Greencraft was primarily responsible for this increase, contributing $17.2 million. The remaining increase in cost of revenues was driven by the increase in sales in the core RDS business.

In our ASG segment, cost of revenue increased by $27.4 million, or 55.8%, to $76.5 million for the six months ended June 30, 2018, from $49.1 million for the six months ended June 30, 2017. The increase was due to a full six months of Pental results and the increase in revenue from our Bedrock acquisition and the opening of new locations.

Gross Profit and Margin. For the six months ended June 30, 2018, gross profit increased $15.4 million, or 32.8%, to $62.4 million, from $47.0 million for the six months ended June 30, 2017.  The increase in gross profit was due to higher net sales.  For the six months ended June 30, 2018, gross margin decreased 2.5% to 27.2%, from 29.7% for the six months ended June 30, 2017.  This reduction in gross margin was primarily due to opportunistic acquisitions by ASG at slightly lower gross margin that base business, a one-time liquidation of aged product in our ASG segment, higher depreciation in cost of goods sold, and a shift in product and price mix.

In our RDS segment, gross margin decreased 0.4% to 27.3% for the six months ended June 30, 2018, from 27.7% for the six months ended June 30, 2017. This was the result of a slightly unfavorable shift in product and price mix.

In our ASG segment, gross margin decreased by 5.0% to 26.9% for the six months ended June 30, 2018, from 31.9% for the six months ended June 30, 2017. 1.1% of this decrease was due to a one-time liquidation of aged product from legacy and acquired locations, 1.5% due to market price pressure on natural stone, 0.1% from increased operational costs primarily attributable to opening of new locations and 2.3% of this decrease was due to a slightly unfavorable shift in product mix that was primarily caused by the addition of revenue from Cosmic and Bedrock, which have lower margins than the core ASG business.

Operating Expense. For the six months ended June 30, 2018, operating expenses increased by $18.6 million, or 47.4%, to $57.8 million from $39.2 million for the six months ended June 30, 2017.  The increase in operating expenses was primarily due to SG&A from acquired businesses, long-term incentive plan costs, one-time nonrecurring costs for completing acquisitions, investments in SIC as a public company, and higher depreciation.

In our RDS segment, operating expenses increased by $6.5 million to $27.6 million for the six months ended June 30, 2018, from $21.1 million for the six months ended June 30, 2017. This increase was related to the Greencraft acquisition, sales and marketing expenses related to increased revenues and other expenses related to the growth of the business.

In our ASG segment, operating expenses increased by $3.8 million to $21.9 million for the six months ended June 30, 2018, from $18.1 million for the six months ended June 30, 2017. $1.7 million of this increase was due to the acquisition of Bedrock. General company growth, the inclusion of the full six months for Pental, and costs associated with the opening of new locations accounted for the rest of the increase in operating expenses in our ASG segment.

The remaining $8.3 million of the increase in operating expenses was related to share-based compensation accrual expense and overhead costs incurred by us at the holding company level.

Depreciation and Amortization. For the six months ended June 30, 2018, depreciation and amortization expenses increased by $3.1 million, or 47.0%, to $9.7 million, from $6.6 million for the six months ended June 30, 2017.

In our RDS segment, depreciation and amortization expenses increased by $1.3 million, or 40.6%, to $4.5 million for the six months ended June 30, 2018, which was primarily due to the depreciation associated with the acquired Greencraft assets and amortization related to intangible assets recognized in the purchase accounting for the Greencraft acquisition.

In our ASG segment, depreciation and amortization expenses increased by $1.8 million, or 52.9%, to $5.2 million for the six months ended June 30, 2018. A full six months of amortization of intangible assets acquired with the Pental acquisition accounted for $0.7 million of the increase. The remaining $1.1 million of the increase was associated with depreciation of additional assets from new locations and the Bedrock acquisition.

Interest Expense. For the six months ended June 30, 2018, interest expense decreased by $0.4 million, or 7.08%, to $5.3 million, from $5.7 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, our interest expense was reduced because we decreased our borrowing significantly from June 30, 2017 by paying off our RDS term loan and repaying a significant amount of our ASG term debt with proceeds from the November 2017 Private Offering and Private Placement. We offset this decrease by increasing our long term debt to finance our Greencraft and Bedrock acquisitions.

Income Taxes. For the six months ended June 30, 2018, we recognized income tax benefit of $0.5 million, a decrease of $0.6 million from income tax expense of $0.1 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, our ASG segment was a pass through entity for tax purposes, resulting in our consolidated Company not recognizing income tax expense on ASG earnings during the period. This resulted in a lower effective tax rate for the six months ended June 30, 2017.

Net (Loss) Income. For the six months ended June 30, 2018, net loss increased by $(2.2) million to $(1.4) million, from $0.8 million net income for the six months ended June 30, 2017.

Adjusted EBITDA. For the six months ended June 30, 2018, Adjusted EBITDA increased to $24.5 million, from $20.0 million for the six months ended June 30, 2017, primarily as a result of organic growth and incremental operating profit from the Pental and Greencraft acquisitions, partially offset by the investment in SIC attributable to being a public company and for future growth and M&A resources.

	For the Six Months Ended June 30,
(in thousands)	2018	2017

Consolidated net (loss) income	$(1,395)	$811
Income tax (benefit) expense	(538)	142
Interest expense	5,322	6,478
Depreciation and amortization	9,669	6,553
EBITDA	$13,058	$13,984

Consulting Fees to Trive Capital	-	516
Share Based and Transaction Incentive Compensation	3,986	381
Nonrecurring Costs	7,444	5,088
Adjusted EBITDA	$24,488	$19,969

Adjusted EBITDA Margin. For the six months ended June 30, 2018, Adjusted EBITDA margin decreased to 10.7%, from 12.6% for the six months ended June 30, 2017.  The decrease in the Adjusted EBITDA margin was primarily due to investments in SIC as a public company and M&A resources, opportunistic acquisitions by ASG at slightly lower margin than base business, inflation and other expenses.

Liquidity and Capital Resources

Working capital is the largest element of our capital needs, as inventory and receivables are our most significant investments. We also require funding to cover ongoing operating expenses and meet required obligations related to financing, such as lease payments and principal and interest payments.

Our capital resources primarily consist of cash from operations and borrowings under our long-term revolving credit facilities, capital equipment leases, and operating leases. As our revenue and profitability have improved during the recovery of the housing market, we have used increased borrowing capacity under our revolving credit facilities to fund working capital needs. We have utilized capital leases and secured equipment loans to finance our vehicles and equipment needed for both replacement and expansion purposes.

As of June 30, 2018, we had $9.1 million of cash and cash equivalents and $44.6 million of available borrowing capacity under our revolving credit facilities. Based on our track record of profitability, positive cash flow, and ability to effectively manage working capital needs, we believe that we have sufficient funding in place to finance our operations and immediate growth plans.

Financing Sources; Debt

SIC Line of Credit

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018 (which we refer to as the “SIC Credit Facility”), with a commercial bank, which amends and restates each of the RDS credit agreement and the ASG credit agreement in their entirety.  The SIC Credit Facility will be used by the Company, including both RDS and ASG, for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings of up to an aggregate of $80 million, which may be increased to an aggregate amount not to exceed $130 million upon the satisfaction of certain conditions.

Under the terms of the SIC Credit Facility, the Company has the ability to request the issuance of letters of credit up to a maximum aggregate stated amount of $15 million.  The ability to borrow revolving loans under the SIC Credit Facility is reduced on a dollar-for-dollar basis by the aggregate stated amount of all outstanding letters of credit.  The indebtedness outstanding under the SIC Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

The revolving loans under the SIC Credit Facility bear interest at a floating rate equal to an index rate (which the Company can elect between an index based on a LIBOR based rate or an index based on a Prime, Federal Funds or LIBOR based rate) plus an applicable margin. The applicable margin is determined quarterly based on the borrowers’ average daily availability (calculated by reference to their accounts receivable and inventory that comprise their borrowing base) during the immediately preceding fiscal quarter. Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%).

All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions.  Letter of credit obligations and other amounts outstanding under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

Under the SIC Credit Facility, the Company and its subsidiaries are required to comply with certain customary restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company and its subsidiaries, as applicable, to (i) incur additional indebtedness and liens in connection therewith, (ii) pay dividends and make certain other restricted payments, (iii) effect mergers or consolidations, (iv) enter into transactions with affiliates, (v) sell or dispose of property or assets, and (vi) engage in unrelated lines of business.

The SIC Credit Facility is subject to certain financial covenants.  At June 30, 2018, the Company was in compliance with the financial covenants.

RDS Line of Credit

In September 2014, RDS entered into a revolving line of credit agreement (which we refer to as the “RDS credit agreement”) with a commercial bank that had a limit of the lesser of $25 million or the sum of (i) up to 85% of eligible builder accounts receivable, plus (ii) up to 85% of the value of eligible homeowner accounts receivable, not to exceed $3 million, plus (iii) up to 70% of the value of eligible unbilled accounts, not to exceed the greater of (x) $3 million and (y) 25% of the Borrowing Base (as defined in the RDS credit agreement), plus (iv) the lesser of (x) 65% of the value of eligible inventory and (y) 85% of the result of the net orderly liquidation value percentage times the value of eligible inventory, minus (v) the availability reserve (as defined in the RDS credit agreement) determined by the lender. The RDS credit agreement was terminated on June 29, 2018 coinciding with SIC entering into a new line of credit.

All borrowings under the RDS credit agreement were at the bank’s discretion and bore interest at either the LIBOR or the “base rate,” plus an “applicable margin” (each as defined in the RDS credit agreement), which varied based upon RDS’ leverage ratio.  Interest was due and payable in arrears monthly.  At December 31, 2017, the interest rate on the outstanding balance under the RDS credit agreement was 5.5%.  The RDS credit agreement was collateralized by substantially all assets of RDS.

The RDS credit agreement required the maintenance of certain financial covenants.  At December 31, 2017 and until the termination of the RDS credit agreement on June 29, 2018, RDS was in compliance with the financial covenants.

RDS also has available letter of credit accommodations with a limit of $5 million.  Any payments made by the bank under the letter of credit were deemed advances by Company under the line of credit.  There were no outstanding letters of credit as of June 30, 2018 and December 31, 2017.

ASG Line of Credit

In June 2015, ASG entered into a loan and security agreement (which we refer to as the “ASG credit agreement”) with a financial institution for a line of credit with availability of $15 million.  In February 2017, the ASG credit agreement was amended, which increased the availability to $40 million. ASG could borrow, repay, and re-borrow all or any part of the commitment at any time before the maturity date (February 27, 2022), so long as the combined total unpaid principal amount outstanding under the note and the face amount of any outstanding letters of credit did not exceed the total commitment at any time.  The principal amount outstanding under the line of credit accrued interest at a floating per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 2.0% (each as defined in the ASG credit agreement).  The ASG credit agreement was terminated on June 29, 2018 coinciding with SIC entering into a new line of credit.

The ASG credit agreement required the maintenance of certain financial covenants.  At December 31, 2017 and until the termination of the ASG credit agreement on June 29, 2018, ASG was in compliance with the financial covenants.

Term Loan Facility

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with the lenders party thereto and Cerberus Business Finance, LLC, as the agent for the lenders (which we refer to as the “Term Loan Facility”), which provides for a $105.0 million term loan facility to AG&M and Pental.

Borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 5.25% for a base rate loan, or (ii) the LIBOR rate plus 7.25% for a LIBOR loan.  The base rate is the greater of the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and 3.5% per annum.  During an insolvency proceeding or during any other event of default (if elected by the required lenders), the borrowings under the Term Loan Facility bear interest at the default rate, which is 2% per annum plus the interest rate otherwise applicable to such indebtedness.  The borrowings under the Term Loan Facility are secured by substantially all of the assets of, and the performance and payment by borrowers thereunder are guaranteed by, the Company and certain of its subsidiaries.

Following the delivery of audited annual financial statements for each fiscal year, the Term Loan Facility requires AG&M and Pental to prepay amounts outstanding under the Term Loan Facility with (i) 75% of the excess cash flow of the Company minus the aggregate principal amount of all optional prepayments made in such preceding fiscal year, if the leverage ratio is greater than 3.25:1.00, or (ii) 50% of the excess cash flow of the Company minus the aggregate principal amount of all optional prepayments made in such preceding fiscal year, if the leverage ratio is less than or equal to 3.25:1.00.

In addition, the Term Loan Facility also requires AG&M and Pental to prepay amounts outstanding, subject to certain exceptions (and, with respect to clauses (i) and (ii) below, certain limited reinvestment rights), with: (i) 100% of the net proceeds of any asset disposition in excess of $0.75 million in any fiscal year, (ii) 100% of any insurance or condemnation awards that are greater than $2.5 million, (iii) 100% of the net proceeds of any equity issuances, (iv) 100% of the net proceeds of any issuance of indebtedness (other than certain permitted indebtedness), and (v) 100% of any net cash proceeds received outside the ordinary course of business.

All term loans under the Term Loan Facility are due and payable in full on February 28, 2022, subject to earlier acceleration upon certain conditions.

Under the Term Loan Facility, AG&M and Pental are required to comply with certain customary restrictive covenants that, among other things and with certain exceptions, limit the ability of AG&M and Pental to (i) incur additional indebtedness and liens, (ii) make certain capital expenditures, (iii) pay dividends and make certain other distributions, (iv) sell or dispose of property or assets, (v) make loans, (vi) make payment of certain debt, (vii) make fundamental changes, (viii) enter into transactions with affiliates, and (ix) engage in any new businesses. The Term Loan Facility also contains certain customary representations and warranties, affirmative covenants, and reporting obligations.

As of June 30, 2018, approximately $93.7 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. In May 2017, we entered into a master vehicle lease with a provider of fleet management services. Under this agreement, we acquire vehicles as necessary for both replacement and expansion of our operations. The interest rates under these leases vary with certain index rate levels at the time of delivery. The terms of these leases include 90% financing, 48 monthly payments starting one month from the date of delivery of the vehicle, and minimal buyout options at termination. As such, we accounted for them as capital leases.

As of June 30, 2018, approximately $3.5 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent over 75% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $94.9 million at June 30, 2018, compared to $73.4 million at December 31, 2017.

In our RDS segment, for the six months ended June 30, 2018, working capital decreased by $4.3 million to $9.6 million, compared to $13.9 million for the year ended December 31, 2017. Increases in accounts receivable and inventory associated with higher sales volume were offset by a corresponding increase in accounts payable.  Net working capital decreased due to a reduction of our income tax receivable related to an increase in taxable income for the period and an increase in accrued payroll for the period due to a seasonal increase in labor. An increase in the contingent liability related to the Greencraft acquisition further decreased working capital.

In our ASG segment, for the six months ended June 30, 2018, working capital increased by $26.6 million to $87.3 million, compared to $60.7 million for the year ended June 30, 2017. This increase was largely due to inventory and accounts receivable increases related to the Bedrock acquisition. Higher levels of inventory outside of the Bedrock acquisition that contributed to the working capital increase were attributable to new branch locations and an increase of imported purchases in advance of expected tariffs on Chinese quartz and an expansion of the product line.

Cash Flows (Used in) / Provided by Operating Activities

Net cash (used in) / provided by operating activities was $(0.1) million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively. Net loss was $1.4 million for the six months ended June 30, 2018, and net income was $0.8 million for six months ended June 30, 2017.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $10.5 million for the six months ended June 30, 2018, and $7.6 million for the six months ended June 30, 2017.

Changes in operating assets and liabilities resulted in net cash used of $9.3 million for the six months ended June 30, 2018. Changes in operating assets and liabilities resulted in a net cash used of $4.7 million for the six months ended June 30, 2017.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2018, cash flow used in investing activities was $18.2 million, with $0.3 million for the acquisition of NSI and $11.5 million for the acquisition of Bedrock. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $6.4 million. For the six months ended June 30, 2017, cash flow used in investing activities was $89.7 million, which consisted of $88.0 million for the acquisition of Pental and $1.7 million for the purchase of new property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $21.8 million and $82.3 million for the six months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, we borrowed an additional $6.3 million in term debt and made principal payments of $0.5 million, for a net increase in term debt of $5.8 million. Aggregate net borrowings on the SIC Credit Facility was $16.6 million. For the six months ended June 30, 2017, we paid distributions to the then equity holders of RDS and ASG of $34.9 million. We borrowed an additional $24.0 million on our revolving lines of credit at RDS and ASG and $116.5 million in term debt while making principal payments of $20.2 million. The increase in borrowing was related primarily to the acquisition of Pental.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of June 30, 2018. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation(1)	$95,908	$1,003	$3,576	$91,316	$13
Capital Lease Obligations(2)	1,044	149	619	276	—
Operating Lease Obligations(3)	36,158	4,536	15,400	10,248	5,974
Purchase Obligations(4)	92,003	18,401	73,602	—	—
Total	$225,113	$24,089	$93,197	$101,840	$5,987

(1)

Long-term debt obligations include principal and interest payments on our term loans as well as our notes payable. Long-term debt obligations do not include fees on the unused portion of our revolving letters of credit or financing fees associated with the issuance of debt.

(2)	Capital lease obligations include payments on capital leases for vehicles and equipment purchased.
(3)

We lease certain locations, including, but not limited to, corporate offices, warehouses, fabrication shops, and design centers. For additional information, see Note 10—Commitments and Contingencies—Leases to our unaudited condensed consolidated financial statements.

(4)

We have a contract with a supplier of engineered stone on an exclusive basis in certain states within the United States. As part of the terms of the exclusive right to distribute the products provided under the contract, we are obligated to take delivery of a certain minimum amount of product from this supplier. If we fall short of these minimum purchase requirements in any given calendar year, we have agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to us if such commitments are not met; however, in such a case, the supplier has reserved the right, under the contract, to withdraw the exclusive distribution rights granted to us. The amount of the payment is estimated by multiplying the minimum quantity required under the contract by the average price paid in 2017.

In addition to the contractual obligations set forth above, as of December 31, 2017, we had an aggregate of approximately $19.3 million of indebtedness outstanding under the RDS credit agreement and the ASG credit agreement.

Off-Balance Sheet Arrangements

As of June 30, 2018, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended June 30, 2018 from the critical accounting policies and estimates as previously disclosed in the Company’s prospectus dated August 16, 2018, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act on August 16, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable.  In many cases, the interest costs we incur under these agreements is calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR.  Accordingly, there is no guarantee as to what our interest payments and expense will be in the future.  In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness.  At June 30, 2018, we had outstanding variable rate borrowings of approximately $129.0 million.  Assuming the current level of borrowing under the variable rate debt facilities, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by $1.3 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2016 and 2017 or during the six months ended June 30, 2018.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

We purchase materials from both domestic and foreign suppliers.  However, all of the suppliers receive payments in U.S. dollars and, as such, we are not exposed to any foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for performing an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), in order to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We have begun documenting and testing internal control procedures in order to comply with the requirements of Section 404(a) of the Sarbanes‑Oxley Act.  Section 404(a) requires annual management assessments of the effectiveness of our internal control over financial reporting.  We must comply with Section 404(a) no later than the time we file our Annual Report on Form 10-K for fiscal year ended December 31, 2019 with the SEC.

Our management has identified certain material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.  We have taken and will continue to take a number of actions to remediate these material weaknesses including, but not limited to, (i) hiring additional resources with significant experience in public company accounting and reporting to strengthen our accounting team, (ii) conducting a company-wide assessment of our control environment, (iii) augmenting, documenting and formalizing our internal controls and financial reporting policies and procedures, and (iv) instituting appropriate review and oversight responsibilities within the accounting and financial management function.

We will continue to evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) on an ongoing basis, but there can be no assurance that any actions we take will be completely successful.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries are from time to time subject to various claims, complaints and other legal actions arising in the ordinary course of business.  In the opinion of our management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

During the three months ended June 30, 2018, there have been no material changes from the risk factors previously disclosed in the Company’s prospectus dated August 16, 2018, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act on August 16, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed, furnished or incorporated by reference as part of this Report.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 25, 2018).

10.1*

Amended and Restated Loan, Security and Guaranty Agreement, dated as of June 28, 2018, by and among the Company and the Company’s subsidiaries party thereto, as borrowers and obligors, as applicable, and Bank of America, N.A., as lender.

10.2*

Second Amendment to Financing Agreement, dated as of December 29, 2017, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders.

10.3*

Third Amendment to Financing Agreement, dated as of June 28, 2018, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders.

10.4

Employment Agreement, dated as of November 22, 2017, as amended by the Amendment to Employment Agreement, dated as of May 1, 2018, each by and between the Registrant and Tyrone Johnson (incorporated by reference to Exhibit 10.4 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Select Interior Concepts, Inc.

Date: September 6, 2018	By:	/s/ Tyrone Johnson
Tyrone Johnson
Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2018	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Financial Officer (Principal Financial Officer)