Form 10-Q
period 2018-09-30
Select Interior Concepts, Inc.
filed 2018-11-13
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 25,655,023 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$3,891	$2,547
Restricted cash	3,000	3,000
Accounts receivable, net of allowance for doubtful accounts of $236 and $217, respectively	56,375	45,284
Inventories	117,364	87,629
Prepaid expenses and other current assets	2,958	2,625
Income taxes receivable	4,228	1,520
Total current assets	187,816	142,605
Property and equipment, net of accumulated depreciation of $11,235 and $6,669, respectively	18,619	13,226
Deferred tax assets, net	12,668	11,569
Goodwill	76,076	66,326
Customer relationships, net of accumulated amortization of $32,735 and $23,835, respectively	66,605	68,125
Other intangible assets, net	16,843	14,138
Other assets	1,549	4,257
Total assets	$380,176	$320,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of financing fees of $528 and $522, respectively	$1,386	$1,449
Current portion of capital lease obligations	497	229
Accounts payable	40,659	38,491
Accrued expenses and other current liabilities	30,983	19,840
Customer deposits	10,122	5,320
Total current liabilities	83,647	65,329
Long-term debt, net of current portion and financing fees of $2,111 and $1,673, respectively	100,190	86,897
Long-term capital lease obligations	1,594	664
Line of credit	44,170	19,269
Total liabilities	$229,601	$172,159
Commitments and contingencies (see Note 10)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,655,023 and 21,750,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	256	217
Class B common stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at September 30, 2018, and 3,864,626 shares issued and outstanding at December 31, 2017	—	39
Additional paid in capital	156,650	153,520
Accumulated deficit	(6,331)	(5,689)
Total stockholders' equity	$150,575	$148,087
	$380,176	$320,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share data)	2018	2017	2018	2017
Revenues, net	$127,553	$94,605	$356,801	$252,690
Cost of revenues	91,083	66,490	257,975	177,594
Gross profit	36,470	28,115	98,826	75,096
Operating expenses
General and administrative	25,192	15,431	71,214	45,981
Selling and marketing	7,274	5,555	19,047	14,237
Total operating expenses	32,466	20,986	90,261	60,218
Income from operations	4,004	7,129	8,565	14,878
Other expense:
Interest expense	2,881	3,667	8,161	9,397
Loss on extinguishment of debt	—	—	42	748
Other expense, net	412	105	1,584	423
Total other expense, net	3,293	3,772	9,787	10,568
Income (loss) before provision (benefit) for income taxes	711	3,357	(1,222)	4,310
Provision (benefit) for income taxes	(42)	545	(580)	687
Net income (loss)	$753	$2,812	$(642)	$3,623
Less: net income attributable to Predecessor	$—	$2,812	$—	$3,623
Net income (loss) attributable to Select Interior Concepts, Inc.	$753	$—	$(642)	$—
Earnings (loss) per share of common stock
Basic Class A common stock	$0.03	$—	$(0.03)	$—
Diluted Class A common stock	$0.03	$—	$(0.03)	$—
Weighted average shares outstanding
Basic Class A common stock	25,640,433	—	25,623,322	—
Diluted Class A common stock	26,611,500	—	25,623,322	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities
Net (loss) income	$(642)	$3,623
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,777	10,382
Equity based compensation	4,848	—
Change in fair value of Greencraft earnout liability	1,573	—
Deferred benefit from income taxes	(1,098)	(202)
Amortized interest on deferred debt issuance costs	494	381
Loss on extinguishment of debt	42	748
Decrease in allowance for doubtful accounts	(4)	(102)
Loss (gain) on disposal of property and equipment	2	(3)
Changes in operating assets and liabilities:
Accounts receivable	(3,649)	(6,358)
Prepaid expenses and other current assets	(8)	(1,091)
Inventory	(12,056)	(11,062)
Other assets	(315)	24
Accounts payable	(7,113)	3,517
Accrued expenses and other current liabilities	5,513	1,278
Income taxes receivable	(2,708)	(1,215)
Customer deposit	3,103	(466)
Net cash provided by (used in) operating activities	2,759	(546)
Cash flows from investing activities
Purchase of property and equipment	(7,091)	(2,536)
Proceeds from disposal of property and equipment	30	15
Acquisition of Pental Granite and Marble, LLC, net of cash acquired	—	(88,000)
Acquisition of Summit Stoneworks, LLC	(16,318)	—
Acquisition of Tuscany Collection, LLC, net of cash acquired	(4,152)	—
Acquisition of NSI, LLC	(290)	—
Acquisition of Elegant Home Design, LLC, net of cash acquired	(11,492)	—
Net cash used in investing activities	(39,313)	(90,521)
Cash flows from financing activities
Dividends issued	—	(35,067)
Contributions from members	—	30
Proceeds from line of credit, net	25,362	30,766
Proceeds from term loan	14,250	116,500
Term loan and line of credit deferred issuance costs	(517)	(2,826)
Payments on notes payable	(952)	(768)
Proceeds from employee stock purchase	543	—
Principal payments on long-term debt	(788)	(21,376)
Net cash provided by financing activities	37,898	87,259
Net increase (decrease) in cash	$1,344	$(3,808)
Cash and restricted cash, beginning of period	5,547	4,727
Cash and restricted cash, end of period	$6,891	$919
Supplemental disclosures of cash flow information
Cash paid for interest	$7,665	$8,172
Cash paid for income taxes	$3,364	$2,103
Supplemental disclosures of non-cash investing activities
Acquisition of Pental Granite and Marble, LLC, rollover equity	$—	$10,000
Measurement period adjustment related to acquisition of Greencraft Holdings, LLC	$(317)	$—
Acquisition of Elegant Home Design, LLC, indemnity holdback	$(1,000)	$—
Acquisition of equipment and vehicles with long-term debt and capital leases	$1,554	$707

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

We are a Delaware corporation that was restructured in November 2017 to be a holding company on which to consolidate diversified building products and services companies with a primary focus on the interiors of all types of buildings.  Through our two primary operating subsidiaries and segments, Residential Design Services (which we refer to as “RDS”) and Architectural Surfaces Group (which we refer to as “ASG”), we import and distribute natural and engineered stone slabs for kitchen and bathroom countertops, operate design centers that merchandise interior products, and provide installation services. Our interior product offerings include flooring, countertops, wall tile, finish carpentry, cabinets, shower doors and enclosures, window treatments and mirrors.  RDS operates throughout California and in Reno, Nevada, Phoenix, Arizona, and Houston, Texas.  ASG has operations in the North-east, South-east, South-west, Mid-west, Mountain-west, and West Coast regions of the United States.

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

The reorganization transactions were treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. Accordingly, the 2017 condensed consolidated historical results of SIC have been presented under the “as if pooling” method.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share for the three and nine months ended September 30, 2018 is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the three and nine months ended September 30, 2017, no shares of SIC common stock were outstanding, and therefore earnings per share is not available. The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
(in thousands, except share data)	September 30, 2018	September 30, 2018
Net income (loss)	$753	$(642)
Weighted average shares of common stock outstanding:
Basic Class A common stock	25,640,433	25,623,322
Diluted Class A common stock	26,611,500	25,623,322
Earnings per share of common stock:
Basic Class A common stock	$0.03	$(0.03)
Diluted Class A common stock	$0.03	$(0.03)

All restricted stock awards outstanding consisting of 1,055,384 shares of restricted stock at September 30, 2018 were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2018 because the Company reported a net loss and the effect of inclusion would have been antidilutive.

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

The earn-out associated with our acquisition of Greencraft Holdings, LLC (which we refer to as “Greencraft”) in December 2017 had a fair value of $7.4 million and $5.8 million as of September 30, 2018 and December 31, 2017, respectively, is classified as Level 3 and is valued using the internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues from Greencraft products and services and a discount factor of 3.1% at September 30, 2018 and December 31, 2017. The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals, the probability of achieving each outcome and discount rates. Any change to fair value based on a change in discount rate or estimates for the outcome of milestone goals will result in an adjustment to the fair value of the liability and to income/expense as a measurement period adjustment. Adjustments increasing the fair value of the earn-out by $0.4 million and $1.6 million were recorded as other expense for the three and nine months ended September 30, 2018, respectively.

At September 30, 2018 and December 31, 2017, the carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit and notes payable approximate their fair values, as interest rates approximate market rates. Cash equivalents are measured at fair value on a recurring basis and are categorized as Level 1 based on quoted prices in active markets. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the nine months ended September 30, 2018 or during 2017.

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

Business Combinations

The Company records business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. The purchase price accounting reflected in the accompanying financial statements is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date).  The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities.  Measurement period adjustments are reflected in the period in which they occur.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the periods ended September 30, 2018 or December 31, 2017.

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

During the nine months ended September 30, 2018, ASG recorded goodwill totaling $0.2 million related to the acquisition of certain assets of Elegant Home Design, LLC (which we refer to as “Bedrock”), $0.4 million related to the acquisition of certain assets of NSI, LLC (which we refer to as “NSI”), and $1.2 million related to the acquisition of certain assets of The Tuscany Collection, LLC (which we refer to as “Tuscany”).

During the nine months ended September 30, 2018, RDS recorded goodwill totaling $7.7 million related to the acquisition of certain assets of Summit Stoneworks, LLC (which we refer to as “Summit”). Additionally, RDS recorded a measurement period adjustment to goodwill for the acquisition of Greencraft of $0.3 million during the nine months ended September 30, 2018 (See Note 4).

Goodwill is tested annually for impairment on December 31.  No impairment indicators were present during the nine months ended September 30, 2018.

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

The Company recognizes returned product as a reduction to revenue in the period the item is returned. The Company also realizes rebates to customers as a reduction to revenue in the period the rebate is earned.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the step 2 requirement to determine the fair value at the impairment testing date of its assets and liabilities. ASU 2017-04 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect of these provisions on the Company’s consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits reclassification of the income tax effects of the 2017 U.S. Tax Cuts and Jobs Act on other accumulated comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Cuts and Jobs Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance becomes effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the adoption method and the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

Note 3. Concentrations, Risks and Uncertainties

The Company maintains cash balances primarily at one commercial bank. The accounts are insured by the Federal Deposit Insurance Corporation up to $0.25 million. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

Credit is extended for some customers and is based on financial condition, and generally, collateral is not required. Credit losses are included in the consolidated financial statements and consistently have been within management’s expectations.

For the three and nine months ended September 30, 2018, the Company recognized revenues from one customer which accounted for 13.3% and 12.0% of total revenues, respectively. For the three and nine months ended September 30, 2017, the Company recognized revenues from one customer which accounted for 15.8% and 13.9% of total revenues, respectively. There were no customers which accounted for 10% or more of total accounts receivable, as of September 30, 2018 and December 31, 2017.

Note 4. Acquisitions

Bedrock Acquisition

On January 31, 2018, ASG acquired certain assets of a slab and tile distributor, Elegant Home Design, LLC (which we refer to as “Bedrock”), for total consideration of $12.5 million with cash consideration of $11.5 million and $1.0 million accrued liability recorded as security for and source of payment of sellers’ obligations that occur within one year subsequent to the acquisition. The outstanding balance remaining at January 31, 2019 will be paid in cash to the sellers. In addition to the consideration paid for Bedrock, the Company has agreed to pay up to an additional $3.0 million to be allocated among three individuals, subject to Bedrock meeting certain financial conditions defined in the purchase agreement and such individuals maintaining continuous employment with the Company through January 31, 2019. Due to this provision being compensation in nature, and contingent on both financial results and continued employment, the Company estimates a range of probable outcomes of this provision at each reporting period to estimate the likelihood and amount of a payout. As of September 30, 2018, the Company has not recorded any compensation expense associated with this provision.

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

(in thousands)	Amount
Accounts receivable	$2,615
Inventory	13,574
Property and equipment	374
Goodwill	160
Other intangible assets	1,505
Other assets	223
Total assets acquired	18,451
Total liabilities	5,959
Total consideration	$12,492

A preliminary purchase price adjustment was made to adjust inventory by $0.1 million, intangibles by $0.01 million, and goodwill by $0.11 million during the three months ended September 30, 2018.

From the date of acquisition to September 30, 2018, Bedrock generated revenue of $20.3 million and net income of $1.2 million, which are included in the Company’s Condensed Consolidated Statements of Operations.

Pro Forma Results

The following unaudited pro forma information for the nine months ended September 30, 2018 and 2017 has been prepared to give effect to the acquisition of Bedrock as if the acquisition had occurred on January 1, 2017. The pro forma information takes into account the preliminary purchase price allocation. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Bedrock acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Nine Months Ended September 30,
	2018	2017
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$359,027	$273,958
Net (loss) / income	$(622)	$4,420

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the nine months ended September 30, 2018 and 2017.
•

General and administrative expenses were based on actual results adjusted by $0.02 million and $0.20 million for the nine months ended September 30, 2018 and 2017, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $0.05 million and $0.49 million for the nine months ended September 30, 2018 and 2017, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate effective rate during the period on the pro forma income before taxes.

NSI Acquisition

On March 19, 2018, ASG acquired certain assets of NSI, LLC, a Maryland limited liability company (which we refer to as “NSI”), for approximately $0.3 million in cash. The NSI acquisition and related transaction costs were financed by ASG’s line of credit described in Note 8. The NSI acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date.

The Company has performed a preliminary valuation of the acquired assets and assumed liabilities of NSI. Using the total consideration for the NSI acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the estimated allocation of the preliminary purchase price as of the transaction’s closing date.

(in thousands)	Amount
Accounts receivable	$251
Inventory	689
Goodwill	390
Total assets acquired	1,330
Total liabilities	1,040
Total consideration	$290

A preliminary purchase price adjustment was made to adjust inventory by $0.1 million and goodwill by $0.1 million during the three months ended September 30, 2018.

From the date of acquisition to September 30, 2018, revenue and net income generated by NSI was not significant. Pro forma revenues and net income for the periods ended September 30, 2018 and 2017, respectively, were not significant.

Tuscany Acquisition

On August 22, 2018, ASG acquired certain assets of The Tuscany Collection, LLC (which we refer to as “Tuscany”), a distributor of natural stone, quartz and tile in Las Vegas, Nevada, for approximately $4.2 million in cash. The Tuscany acquisition expanded the Company’s presence to 22 additional locations across the United States. The Tuscany acquisition and related transaction costs were financed by the Company’s line of credit described in Note 8. The Tuscany acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date. The Company is in the process of performing the purchase price allocation.

The Company has performed a preliminary valuation of the acquired assets and assumed liabilities of Tuscany. Using the total consideration for the Tuscany acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the estimated allocation of the preliminary purchase price as of the transaction’s closing date.

(in thousands)	Amount
Accounts receivable	$167
Inventory	2,258
Goodwill	1,181
Other intangible assets	2,585
Other current assets	161
Total assets acquired	6,352
Total liabilities	2,200
Total consideration	$4,152

From the date of acquisition to September 30, 2018, revenue and net income generated by Tuscany was not significant. Pro forma revenues and net income for the periods ended September 30, 2018 and 2017, respectively, were not significant.

Summit Acquisition

On August 31, 2018, RDS acquired certain assets of Summit Stoneworks, LLC (which we refer to as “Summit”), which is located in Austin, Texas, and is engaged in builder design services and the fabrication and installation of stone products for commercial and residential applications, for $16.3 million in cash. The Summit acquisition was financed from the Company’s line of credit described in Note 8. The Summit acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date. The Company is in the process of performing the purchase price allocation.

The Company has performed a preliminary valuation of the acquired assets and assumed liabilities of Summit. Using the total consideration for the Summit acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the estimated allocation of the preliminary purchase price as of the transaction’s closing date.

(in thousands)	Amount
Accounts receivable	$1,229
Inventory	1,159
Property and equipment	1,042
Goodwill	7,702
Other intangible assets	7,200
Other assets	33
Total assets acquired	18,365
Total liabilities	2,047
Total consideration	$16,318

From the date of acquisition to September 30, 2018, Summit generated revenue of $1.3 million and net income of $0.08 million, which are included in the Company’s Condensed Consolidated Statements of Operations.

Pro Forma Results

The following unaudited pro forma information for the nine months ended September 30, 2018 and 2017 has been prepared to give effect to the acquisition of Summit as if the acquisition had occurred on January 1, 2017. The pro forma information takes into account the preliminary purchase price allocation. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Summit acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Nine Months Ended September 30,
	2018	2017
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$367,829	$266,085
Net (loss) / income	$(947)	$4,001

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the nine months ended September 30, 2018 and 2017.
•

General and administrative expenses were based on actual results adjusted by $0.6 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $0.6 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate effective rate during the period on the pro forma income before taxes.

Note 5. Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined under the first in first out method. The significant components of inventory were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Raw Materials	$110,026	$80,726
Installations in process	7,338	6,903
	$117,364	$87,629

Note 6. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Vehicles	$7,773	$5,378
Machinery and equipment	3,730	2,807
Leasehold improvements	7,305	5,287
Furniture and fixtures	6,992	3,363
Computer equipment	3,861	2,908
Other	193	152
	29,854	19,895
Less: accumulated depreciation and amortization	(11,235)	(6,669)
Property and equipment, net	$18,619	$13,226

Depreciation and amortization expense of property and equipment totaled $1.7 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018, $1.0 million and $0.7 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the three months ended September 30, 2017, $0.5 million and $0.4 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Depreciation and amortization expense of property and equipment totaled $4.7 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, $2.7 million and $2.0 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the nine months ended September 30, 2017, $1.5 million and $0.8 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	ASG	RDS	Total Goodwill
December 31, 2017	$43,712	$22,614	$66,326
NSI acquisition	390	—	390
Bedrock acquisition	160	—	160
Tuscany acquisition	1,181		1,181
Summit acquisition		7,702	7,702
Greencraft measurement period adjustment	—	317	317
September 30, 2018	$45,443	$30,633	$76,076

Intangibles Assets

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of September 30, 2018:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,080	$39,260	$99,340
Tradenames	7,740	12,250	19,990
Non-compete agreements	50	235	285
	$67,870	$51,745	$119,615

	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(11,719)	$(21,016)	$(32,735)
Tradenames	(1,233)	(2,149)	(3,382)
Non-compete agreements	(6)	(44)	(50)
	$(12,958)	$(23,209)	$(36,167)

	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$48,361	$18,244	$66,605
Tradenames	6,507	10,101	16,608
Non-compete agreements	44	191	235
	$54,912	$28,536	$83,448

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

Amortization expense on intangible assets totaled $3.4 million and $10.1 million during the three and nine months ended September 30, 2018, respectively. Amortization expense on intangible assets totaled $2.9 million and $8.1 million during the three and nine months ended September 30, 2017, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2018 Remaining	$3,684
2019	13,083
2020	9,790
2021	9,784
2022	9,707
Thereafter	37,400
$83,448

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

In connection with the RDS credit agreement, RDS incurred certain issuance costs. These costs were amortized to non-cash interest expense over the terms of the related notes on a straight-line basis until termination of the agreement. Non-cash interest expense related to these costs was $0 and $0.08 million for the three and nine months ended September 30, 2018, respectively. Non-cash interest expense related to these costs was $0.01 million and $0.03 million for the three and nine months ended September 30, 2017, respectively.  At September 30, 2018 and December 31, 2017, the unamortized debt issuance costs related to the RDS credit agreement totaled $0 and $0.08 million, respectively, and are included in other assets on the accompanying condensed consolidated balance sheets.

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

ASG incurred debt issuance costs in connection with the ASG credit agreement. These costs were amortized to non-cash interest expense over the terms of the related notes on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was de minimis for the three months ended September 30, 2018 and 2017. At September 30, 2018 and December 31, 2017, ASG had no unamortized debt issuance costs related to the ASG credit agreement.

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

As of September 30, 2018, $44.6 million was outstanding under the SIC Credit Facility. The SIC Credit Facility is subject to certain financial covenants. At September 30, 2018, the Company was in compliance with the financial covenants.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs will be amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0.02 million for the three and nine months ended September 30, 2018. The Company entered into the SIC Credit Facility in June 2018, so there was no non-cash interest expense related to these costs for the three and nine months ended September 30, 2017. At September 30, 2018, SIC had $0.46 million of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying condensed consolidated balance sheets.

Note 9. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
RDS equipment and vehicle notes	$1,070	$1,397
ASG term loans	102,337	89,143
	103,407	90,540
Unamortized debt issuance costs	(1,831)	(2,194)
Total long-term debt	101,576	88,346
Current portion of long-term debt, net of financing fees	$1,386	$1,449
Long-term debt, net of current portion and financing fees	$100,190	$86,897

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through December 2022. As of September 30, 2018 and December 31, 2017, the outstanding balance on equipment and vehicle notes payable totaled $1.1 million and $1.4 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At September 30, 2018 and December 31, 2017, ASG had $0.8 million and $1.0 million outstanding under this term loan, respectively.

In May 2016, ASG entered into a loan agreement with an investor offering a term loan in the amount of $0.2 million to finance improvements to ASG’s facilities in Anaheim, California. Amounts outstanding under the term loan bear interest at 8% per annum. Payments consisting of principal and interest are due monthly through maturity (January 1, 2023). As of September 30, 2018 and December 31, 2017, ASG had $0.1 million outstanding under this term loan.

In February 2017, ASG entered into a financing agreement with a third-party lender to borrow $105.0 million that was used to refinance the Company’s existing debt, fund a portion of the purchase price for the acquisition of Pental, fund other amounts defined in the financing agreement and fund working capital and general corporate purposes of the Company. Amounts due under the term loan bear interest at the election of the Company, indexed either to the LIBOR rate or the “base rate,” with an “applicable margin” (each as defined in the financing agreement) (7.25% per annum as of December 31, 2017). Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2022). ASG borrowed an additional $6.25 million under the terms of this loan to fund a portion of the acquisition of Bedrock on January 31, 2018.    ASG borrowed an additional $8 million under the terms of this loan to fund a portion of the acquisition of Summit on August 31, 2018.  As of September 30, 2018 and December 31, 2017, ASG had $101.4 million and $88.0 million outstanding under this term loan, respectively.

Substantially all of ASG’s assets are collateral for these term loans except assets collateralized by the SIC Credit Facility which hold a senior position. ASG is required to meet certain financial and nonfinancial covenants pursuant to these term loans. ASG was in compliance with all financial and non-financial covenants as of September 30, 2018 and December 31, 2017.

ASG incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. Non-cash interest expense related to these costs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively. Additionally, ASG expensed the remaining unamortized debt issuance costs for the refinanced debt of $0.6 million as extinguishment of debt in February 2017. At September 30, 2018 and December 31, 2017, the unamortized debt issuance costs related to the term loans totaled $1.8 million and $2.2 million, respectively, and are shown as a direct deduction from the liability on the accompanying condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property and equipment (which we refer to as “PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically four years. The total acquisition cost included in PP&E related to the leased vehicles was $1.9 million and $1.1 million at September 30, 2018 and December 31, 2017, respectively. Total accumulated amortization related to the leased vehicles is $0.3 million and $0.05 million at September 30, 2018 and December 31, 2017, respectively, with amortization expense totaling $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. Amortization expense was $0.02 million for the three and nine months ended September 30, 2017.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through October 2023. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Four of RDS’ facility leases are with a company owned by a Company stockholder and another facility is leased from a current employee.

RDS also leases certain office equipment under long-term lease agreements expiring at various dates through October 2020.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through October 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. Four of ASG’s facility leases are with companies owned by certain Company stockholders or other related parties.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at September 30, 2018 and December 31, 2017 was $1.7 million and $1.3 million, respectively. Aggregate rent expense for the three and nine months ended September 30, 2018 totaled $3.6 million and $9.6 million, respectively.  Aggregate rent expense for the three and nine months ended September 30, 2017 totaled $2.2 million and $6.0 million, respectively.

Exclusive Distributor Rights

Pental’s main supplier has agreed to allow Pental exclusive distribution rights in 23 States in the United States of America. To maintain these rights, Pental must meet certain minimum purchase requirements. Purchase volumes for the period from July 1, 2016 to December 31, 2020 must be a minimum purchase of 90 containers per month.  Using an estimated price per container based on the average price per container in 2017, the future minimum purchases to maintain the exclusive rights as of September 30, 2018 are as follows:

(in thousands)
2018	$9,200
2019	36,801
2020	36,801
$82,802

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

As part of the November 2017 Restructuring Transactions, SIC used approximately $62.7 million of the proceeds from the November 2017 Private Offering and Private Placement to purchase a certain amount of equity interests in RDS and ASG from the Rollover Stockholders. The remaining equity interests in RDS and ASG were rolled over into 9,244,112 shares of Class B Common Stock. Concurrently, SIC used approximately $26.6 million of the proceeds from the November 2017 Private Offering and Private Placement to repurchase and retire 2,379,486 shares of Class B Common Stock from affiliates of Trive Capital Management LLC (which we refer to as “Trive Capital”). In accordance with the terms of the November 2017 Private Offering and Private Placement, in December 2017, the Company also repurchased and retired 3,000,000 shares of Class B Common Stock with the proceeds of the sales of Class A Common Stock to new investors. Immediately after the consummation of the November 2017 Private Offering and Private Placement and the November 2017 Restructuring Transactions, the Company had 21,750,000 shares of Class A Common Stock outstanding and 3,864,626 shares of Class B Common Stock outstanding.

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

The Registration Rights Agreement provided that if the Shelf Registration Statement was not effective, and the Class A Common Stock was not listed and trading on a national securities exchange, by May 31, 2018, then holders of shares of Class A Common Stock would be entitled to receive dividends on shares of Class A Common Stock that would accrue and be payable only in additional shares of Class A Common Stock (which we refer to as “Special Stock Dividends”).  The Registration Rights Agreement also provided that Special Stock Dividends would accrue at a daily rate equal to the quotient of (i) 0.05 multiplied by 21,750,000 (the aggregate number of shares of Class A Common Stock sold and issued in the November 2017 Private Offering and Private Placement) divided by (ii) 365, up to a maximum aggregate number of shares of Class A Common Stock equal to 1,460,149 shares (which we refer to as “Maximum Accrual Amount”), and would cease accruing upon the Shelf Registration Statement being declared effective, and the Class A Common Stock commencing trading on a national exchange.  In the event that Special Stock Dividends are paid by the Company to the holders of Class A Common Stock, an equivalent amount of shares of Class B Common Stock held by affiliates of Trive Capital and certain members of Company management would be repurchased by the Company at a price of $0.01 per share and immediately cancelled.  The shares of Class B Common Stock to be repurchased, if any, would be from the 1,460,149 shares of Class B Common Stock that were held in escrow (consisting of 1,000,000 shares held by affiliates of Trive Capital and 460,149 shares held by certain members of management).

If the Shelf Registration Statement was declared effective by the SEC, and the Class A Common Stock listed on a national securities exchange prior to Special Stock Dividends accruing to the Maximum Accrual Amount, each remaining share of Class B Common Stock would automatically convert into one share of Class A Common Stock.  The Registration Rights Agreement also described procedures to be followed in the event the Company proposed to conduct an initial public offering of its Class A Common Stock; however, the Registration Rights Agreement does not explicitly require the Company to do so.

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

Total equity at September 30, 2018 and December 31, 2017 was $150.6 million and $148.1 million, respectively. The change in equity of $2.5 million during the period was a result of an increase in Class A Common Stock of $0.5 million related to employee stock purchases, and an increase in additional paid in capital of $2.6 million related to the accrual of restricted stock expense and an increase to the accumulated deficit of $0.6 million resulting from the net loss for the nine months ended September 30, 2018.

Repurchase Agreement

In connection with the November 2017 Private Offering and Private Placement, we have entered into a Repurchase Agreement with certain affiliates of Trive Capital pursuant to which we have the right to repurchase, at a price of $0.01 per share, an aggregate of 800,000 shares of Class A Common Stock held by such affiliates of Trive Capital upon the determination (no later than the date we file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 31, 2018) of the non-occurrence of certain Company performance goals or stock trading thresholds specified in the Repurchase Agreement. Such affiliates of Trive Capital have placed the 800,000 shares of Class A Common Stock in escrow pending such determination of the occurrence or non-occurrence of the specified performance goals and stock trading thresholds.

Note 12. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (which we refer to as the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares. At September 30, 2018 and December 31, 2017, there were approximately 1,109,316 and 1,848,727 shares of common stock available for grant under the 2017 Plan, respectively.

Stock Options

The Company has not had any stock option activity under the 2017 Plan for the nine months ended September 30, 2018.

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

On November 22, 2017, concurrent with the November 2017 Private Offering and Private Placement, 356,368 shares of restricted stock were granted to certain members of the executive management team and members of the board of directors and such shares are subject to vesting over a period of three years and certain other conditions, including continuous service to the Company, following the date of the restricted stock agreement. The shares vest ratably on an annual basis. For the nine months ended September 30, 2018, an additional 699,016 shares of restricted stock were granted to certain executives and key employees, and such shares are subject to vesting over a period of three years and certain other conditions, including continuous service to the Company, following the date of the restricted stock agreement. The shares vest ratably on an annual basis.

The Company estimated the fair value of these shares on the date the shares were granted, and recognizes the resulting fair value, net of estimated forfeitures, over the requisite service period. The grant date fair value for the shares of restricted stock granted on November 22, 2017 through August 15, 2018 was estimated using the price per share sold in the November 2017 Private Offering and Private Placement as a proxy due to the lack of any subsequent market indication of a change in value as the Company’s stock traded very infrequently and in very low volume during that period. Subsequent to the commencement of trading of our common stock on the Nasdaq Capital Market on August 16, 2018, the grant date fair value was determined using the share closing price on the date of grant.

A summary of the Company’s restricted stock activity for nine months ended September 30, 2018 is as follows:

	Shares of Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2018	356,368	$12.00
Granted	699,016	$12.03
Forfeited	—	$—
Vested	—	$—
Nonvested shares at September 30, 2018	1,055,384	$12.02

As of September 30, 2018, total remaining stock-based compensation expense for nonvested restricted stock is $10.0 million, which is expected to be recognized over a weighted average remaining period of 2.7 years.

Total stock-based compensation expense recognized for restricted stock for the three and nine months ended September 30, 2018 was $0.9 million and $2.6 million, respectively. There was no stock-based compensation expense recognized for restricted stock for the three and nine months ended September 30, 2017 because those periods were prior to the November 2017 Private Offering and Private Placement and November 2017 Restructuring Transactions.

Phantom Stock

Phantom stock awards are grants of phantom stock with respect to shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

On November 22, 2017, concurrent with the November 2017 Private Offering and Private Placement, phantom stock with respect to 356,368 shares of common stock were granted to certain members of the executive management team and members of the board of directors subject to vesting over a period of three years and certain other conditions, including continuous service to the Company, following the date of the phantom stock agreement. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability to the extent that the performance condition is deemed probable. The fair value as of September 30, 2018 for the phantom stock awards granted on November 22, 2017 was estimated using the most current price paid for Class A Common Stock traded between a buyer and a seller.

The Company recorded phantom stock based compensation expense of $0.3 million and $2.3 million during the three and nine months ended September 30, 2018, respectively. There was no stock based compensation expense recognized for phantom stock for the three and nine months ended September 30, 2017 because those periods were prior to the November 2017 Private Offering and Private Placement and November 2017 Restructuring Transactions.

A summary of the Company’s phantom stock activity for the period ended September 30, 2018 is as follows:

Shares of Phantom Stock Outstanding
Nonvested shares at January 1, 2018	356,368
Granted	—
Forfeited	—
Vested	70,440
Nonvested shares at September 30, 2018	285,928

As of September 30, 2018, total remaining stock-based compensation expense for phantom stock is $0.8 million, which is expected to be recognized over a weighted average remaining period of 0.3 years.

Note 13. Provision for Income Taxes

 For the nine months ended September 30, 2018 and 2017, the provision for income taxes reflected on the condensed consolidated statements of operations reflect an effective rate of 47.46% and 15.93%, respectively. During the nine months ended September 30, 2017, because the period was prior to the November 2017 Restructuring Transactions, our ASG segment was a pass through entity for tax purposes, resulting in the consolidated SIC not realizing the income tax benefit from the loss incurred by ASG during the period. This resulted in a lower than expected tax rate for the three months ended September 30, 2017.

At September 30, 2018, the Company’s effective income tax rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of non-deductible transaction costs, other non-deductible items and state income taxes.

In December of 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as “SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date.  Because the Tax Cuts and Jobs Act was enacted in the fourth quarter of the year ended December 31, 2017 and ongoing guidance and accounting interpretations are expected over the next 12 months, the analysis required to record the provisional amounts for the accounting of deferred tax re-measurements and other items, such as cost recovery and state tax considerations, may be revised causing adjustments to these provisions.  The Company expects to complete the analysis and update the provisional amounts within the measurement period in accordance with SAB 118.

Note 14. Related Party Transactions

Consulting Agreement

During the period ended September 30, 2017, each of RDS and ASG had a consulting agreement with Trive Capital (affiliates of which collectively hold more than 5% of our common stock and are affiliated with Christopher Zugaro, the chairman of our board of directors). Under each such respective consulting agreement, RDS and ASG were required to pay Trive Capital an annual nonrefundable consulting fee of $0.4 million, payable in four quarterly installments of $0.1 million each, plus the reimbursement of expenses. Each consulting agreement also allowed for additional consulting work outside of the scope of the agreement to be provided by Trive Capital and billed separately to such company. Both consulting agreements were terminated concurrently with the November 2017 Restructuring Transactions. Consulting fees plus expenses that were expensed to Trive Capital during three and nine months ended September 30, 2017 totaled $0.4 million and $0.9 million, respectively. There was no outstanding balance due to Trive Capital at September 30, 2018. Amounts due and recorded as accounts payable at December 31, 2017 was $0.1 million.

Facility Rent

RDS leases four of its facilities from a trust affiliated with a Company stockholder and also leases a facility from a current Summit employee. Rent expense under these leases totaled $0.3 million and $0.7 million during the three and nine months ended September 30, 2018, respectively. Rent expense under these leases totaled $0.2 million and $0.7 million during the three and nine months ended September 30, 2017, respectively. No amounts were unpaid under these leases at September 30, 2018 and December 31, 2017. See Note 10.

ASG leases office space from AG&M Bee Creek Investments Ltd., a company owned by certain Company stockholders. This lease was renewed on February 29, 2016 and includes an additional option to renew the lease for five years. Rent expense under this lease was $0.1 million and $0.3 million during the three and nine months ended September 30, 2018, respectively. Rent expense under this lease was $0.1 million and $0.3 million during the three and nine months ended September 30, 2017, respectively. No amounts were unpaid under this lease at September 30, 2018 and December 31, 2017. See Note 10.

ASG leases office space from AG&M San Antonio Investments Ltd., a company owned by certain Company stockholders. This lease was renewed on February 29, 2016 and includes an additional option to renew the lease for two years. Rent expense under this lease was $0.04 million and $0.1 million during the three and nine months ended September 30, 2018, respectively. Rent expense under this lease was $0.04 million and $0.1 million during the three and nine months ended September 30, 2017, respectively. No amounts were unpaid under this lease at September 30, 2018 and December 31, 2017. See Note 10.

ASG leases office space from 502 Jersey Ave LLC, a company owned by a current employee and former owner of Cosmic. Rent expense under this lease was $0.1 million and $0.3 million during the three and nine months ended September 30, 2018, respectively. There was no expense under this lease during the three and nine months ended September 30, 2017. No amounts were unpaid under this lease at September 30, 2018 and December 31, 2017. See Note 10.

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee and former owner of NSI. Rent expense under this lease was $0.04 million and $0.08 million during the three and nine months ended September 30, 2018. There was no expense under this lease during the three and nine months ended September 30, 2017. No amounts were unpaid under this lease at September 30, 2018 and December 31, 2017. See Note 10.

Subcontractors and Supplier

Two RDS employees have family members that have an ownership interest in flooring subcontracting companies that have business relationships with RDS. During the three and nine months ended September 30, 2018, these companies performed a total of $0.4 million and $1.3 million in subcontract work for RDS, respectively. During the three and nine months ended September 30, 2017, these companies performed a total of $0.5 million and $0.9 million in subcontract work for RDS, respectively. Amounts due and recorded as accounts payable at September 30, 2018 was $0.01 million. There was no amount unpaid at December 31, 2017.

Other Consulting Services

A consulting firm affiliated with an officer of SIC has performed various consulting services for the Company related to human resources, accounting, and project management. During the three and nine months ended September 30, 2018, the Company incurred $0.04 million and $0.2 million of costs, respectively, with this consulting firm. During the three and nine months ended September 30, 2017, the Company incurred $0.07 million and $0.2 million of costs, respectively, with this consulting firm. Amounts due and recorded as accounts payable at September 30, 2018 was $0.01 million. There was no amount unpaid at December 31, 2017.

A former ASG executive and SIC stockholder terminated his employment with ASG as of June 30, 2017. This individual provided business consulting services for ASG through June 30, 2018. During the three and nine months ended September 30, 2018 ASG incurred consulting costs with this individual of $0 and $0.05 million, respectively. During the three and nine months ended September 30, 2017, ASG incurred consulting costs of $0.03 million. No amounts were unpaid at September 30, 2018 and December 31, 2017.

Note 15. Segment Information

The Company’s operations are classified into two operating segments: RDS and ASG. Under RDS, the Company offers interior design and installation services, and under ASG, the Company offers natural and engineered surfaces distribution services. These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enable the Company to more effectively offer the complete line of interior design and selection services, merchandising, and complex supply chain management. Neither of the two operating segments have any reporting units. While individual acquisitions, for a time, may have discrete financial information before being fully integrated, RDS and ASG are the only operating and reporting segments for which both discrete financial information is available and is reviewed by the Company’s chief operating decision maker.

Inter-segment eliminations result, primarily, from the sale of ASG inventory to the RDS segment, including the related profit margin, as well as some intercompany borrowings recorded in the form of intercompany payables and receivables.

The Company evaluates performance of the respective segments based upon revenues and operating income. Information for the periods presented is provided below:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net sales:
RDS	$193,589	$137,905
ASG	164,525	115,699
Elimination of intercompany sales	(1,313)	(914)
Consolidated Total	$356,801	$252,690

Operating income:
RDS	$10,685	$6,151
ASG	11,032	8,804
Elimination of intercompany operating income	22	(77)
Unallocated corporate operating loss	(13,174)	—
Consolidated Total	$8,565	$14,878

Capital expenditures:
RDS	$1,291	$1,125
ASG	5,762	1,411
Unallocated corporate capital expenditures	38	—
Consolidated Total	$7,091	$2,536

	As of September 30,	As of December 31,
	2018	2017
Goodwill:
RDS	$30,633	$22,614
ASG	45,443	43,712
Consolidated Total	$76,076	$66,326

Other intangible assets:
RDS	$28,536	$26,518
ASG	54,912	55,745
Consolidated Total	$83,448	$82,263

Total Assets:
RDS	$117,651	$103,172
ASG	243,566	203,637
Elimination of intercompany receivables and inventory	(743)	(276)
Unallocated corporate assets	19,702	13,713
Consolidated Total	$380,176	$320,246

Note 16. Subsequent Events

Events occurring after September 30, 2018, have been evaluated for possible adjustment to the condensed consolidated financial statements or disclosure as of November 13, 2018, which is the date the condensed consolidated financial statements were available to be issued.  No significant matters were identified requiring adjustments to or disclosure in these financial statements.

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

Overview

We are an installer and nationwide distributor of interior building products and a provider of residential interior design services with market positions in attractive markets. Through our Residential Design Services (which we refer to as “RDS”) segment, we serve leading national and regional homebuilders by providing an integrated, outsourced solution for the design, consultation, sourcing, distribution and installation needs of their homebuyer customers. Through our 19 design centers located in California, Nevada, Arizona and Texas, our specially-trained design consultants work closely with homebuyers in the selection of a full array of interior products and finishes, many of which are provided and installed by RDS, including flooring, countertops, wall tile, cabinets, window treatments, shower enclosures, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior product categories to provide a seamless experience for the homebuyer. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital. We also have leading market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles through our other segment, Architectural Surfaces Group (which we refer to as “ASG”). ASG sources natural and engineered stone from a global supply base, and markets these materials through a national network of distribution centers and showrooms. In addition to serving the new residential and commercial construction markets with these materials, we also distribute them to the repair and remodel (which we refer to as “R&R”) market.

Our platform originated in September 2014, when affiliates of Trive Capital Management LLC (which we refer to as “Trive Capital”) acquired RDS, which in turn acquired the assets of PT Tile Holdings, LP in February 2015, Greencraft Holdings, LLC (which we refer to as “Greencraft”) in December 2017, and certain assets of Summit Stoneworks, LLC (which we refer to as “Summit”) in August 2018. In 2015, affiliates of Trive Capital also formed a consolidation platform in the stone countertop market by acquiring the assets of Architectural Granite & Marble, LLC (which we refer to as “AG&M”), which in turn acquired the assets of Bermuda Import-Export, Inc. in July 2016, Pental Granite and Marble, LLC (which we refer to as “Pental”) in February 2017, and the assets of Cosmic Stone & Tile Distributors, Inc. (which we refer to as “Cosmic”) in October 2017, and these acquired businesses were combined to form ASG. ASG then acquired certain assets of Elegant Home Design, LLC (which we refer to as “Bedrock”) in January 2018, certain assets of NSI, LLC (which we refer to as “NSI”) in March 2018, and certain assets of The Tuscany Collection, LLC (which we refer to as “Tuscany”) in August 2018.

November 2017 Restructuring Transactions

In November 2017, we entered into a series of restructuring transactions (which we refer to as the “November 2017 Restructuring Transactions”) pursuant to which we acquired all of the outstanding equity interests in each of RDS and ASG, including all of their respective wholly-owned subsidiaries. Following the November 2017 Restructuring Transactions, we became a holding company that wholly owns RDS and ASG, and created what we believe to be a strong, scalable platform of product and service offerings for home interiors that can be replicated across geographies, product categories, and services.

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

Architectural Surfaces Group

ASG, our natural and engineered stone countertop distribution segment, distributes granite, marble and quartz slabs for countertop and other uses, ceramic and porcelain tile for flooring, backsplash and wall tile applications and other related products. Primary end markets are new residential and commercial construction and the R&R market.

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

Key Components of Results of Operations

Net Revenue. Net revenue consists of revenue net of our homebuilder customers’ participation, which is their share of revenue from our sales of upgrades, offset by rebates, customer credits, and returns and allowances. Over 95% of the net revenue of our RDS segment is derived from the sale of interior products and installation services to homebuilders and contractors. In single-family construction, revenue is recognized when the work is complete or complete in all material respects. In multi-family construction, revenue is recognized on a percentage of completion basis as these projects often take place over several months. Net revenue of our ASG segment is derived from the sale of stone products and is recognized when the products have been accepted at the customer’s designated location.

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

Operating Expenses. Operating expenses include overhead costs such as general management, project management, purchasing, customer service, accounting, human resources, information technology and all other forms of wage and salary cost associated with operating our businesses and the taxes and benefits associated with those costs. We also include other general-purpose expenses, including, but not limited to, office supplies, office rents, legal, consulting, insurance, and non-cash stock compensation costs. Professional services expenses, transaction costs, and depreciation and amortization are also included in operating expenses.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Revenue. For the three months ended September 30, 2018, net revenue increased $33.0 million, or 34.9%, to $127.6 million, from $94.6 million for the three months ended September 30, 2017. Net revenue for the three months ended September 30, 2018 and 2017 is adjusted for the elimination of intercompany sales of $0.6 million and $0.4 million, respectively. The increase in net sales was driven by the impact of organic growth and acquisitions in both our RDS and ASG operating segments.

In our RDS segment, net revenue increased by $16.8 million, or 32.7%, to $68.2 million for the three months ended September 30, 2018, from $51.4 million for the three months ended September 30, 2017. The increase was largely due to the acquisitions of Greencraft and Summit Stoneworks, which accounted for $12.0 million and $1.3 million, respectively, of the RDS growth. The remaining increase was the net result of a slight decrease in volume, measured in square feet of installed product, of 3.2%, offset by a favorable product mix in our core businesses of flooring, countertops and wall tile. In flooring, square footage and number of homes installed decreased slightly, offset by an increase in price per square foot. The average price per square foot of installed products increased by 8.0%, based on consumer selection of higher priced products.

In our ASG segment, net revenue increased by $16.4 million, or 37.6%, to $60.0 million for the three months ended September 30, 2018, from $43.6 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, the acquisitions of Cosmic, Bedrock, NSI, and Tuscany accounted for $11.0 million of the growth, with the remainder of the growth of $5.4 million in our ASG segment attributable to increased revenue from ASG core locations. For the three months ended September 30, 2018, excluding the effect of the acquisitions, volume increased by 5.6%, primarily driven by growth in ASG core locations, and overall price increased by 6.9%, primarily due to a shift in product mix with higher priced quartz products accounting for 42% of volume for the three months ended September 30, 2018, compared to 34% of volume for the three months ended September 30, 2017.

Cost of Revenue. For the three months ended September 30, 2018, cost of revenue increased $24.6 million, or 37.0%, to $91.1 million, from $66.5 million for the three months ended September 30, 2017.

In our RDS segment, cost of revenue increased by $12.3 million, or 33.3%, to $49.2 million for the three months ended September 30, 2018, from $36.9 million for the three months ended September 30, 2017. The acquisitions of Greencraft and Summit were primarily responsible for this increase, contributing $8.9 million. The remaining increase in cost of revenues was driven by an increase in sales in the core RDS business.

In our ASG segment, cost of revenue increased by $12.5 million, or 41.8%, to $42.4 million for the three months ended September 30, 2018, from $29.9 million for the three months ended September 30, 2017. This was due to the acquisitions of Cosmic, Bedrock, NSI, and Tuscany contributing $8.6 million, as well as a $4.0 million increase in cost of revenue in the core ASG business.

Gross Profit and Margin. For the three months ended September 30, 2018, gross profit increased $8.4 million, or 29.7%, to $36.5 million, from $28.1 million for the three months ended September 30, 2017.  The increase in gross profit was due to higher net sales.  For the three months ended September 30, 2018, gross margin decreased 1.1% to 28.6%, from 29.7% for the three months ended September 30, 2017.  This reduction in gross margin was primarily due to opportunistic acquisitions by our ASG segment at slightly lower gross margin than base business, higher depreciation in cost of goods sold, and a shift in product and price mix.

In our RDS segment, gross margin decreased 0.5% to 27.8% for the three months ended September 30, 2018, from 28.3% for the three months ended September 30, 2017. This was the result of a slightly unfavorable shift in product and customer mix.

In our ASG segment, gross margin decreased 2.1% to 29.2% for the three months ended September 30, 2018, from 31.3% for the three months ended September 30, 2017. This decrease was due to a slightly unfavorable shift in product mix and blended margin that was primarily caused by the acquisitions of Cosmic and Bedrock, which have lower margins than the core ASG business.

Operating Expense. For the three months ended September 30, 2018, operating expenses increased by $11.5 million, or 54.8%, to $32.5 million, from $21.0 million for the three months ended September 30, 2017. The increase in operating expenses was primarily due to selling, general, and administrative (“SG&A”) expenses from acquired businesses, long-term incentive plan expenses, and one-time nonrecurring costs for completed acquisitions, investments in SIC as a public company, and higher depreciation.

In our RDS segment, operating expenses increased by $3.8 million to $15.0 million for the three months ended September 30, 2018, from $11.2 million for the three months ended September 30, 2017. This increase was related to the Greencraft and Summit acquisitions, sales and marketing expenses related to increased revenues, and other expenses related to the growth of the business.

In our ASG segment, operating expenses increased by $2.8 million to $12.6 million for the three months ended September 30, 2018, from $9.8 million for the three months ended September 30, 2017. This increase was related to the Cosmic, Bedrock, NSI, and Tuscany acquisitions, and expenses related to the opening of new locations.

The remaining $4.9 million of the increase in operating expenses was related to overhead costs and stock based compensation accrual expense incurred by us at the SIC parent company level.

Depreciation and Amortization. For the three months ended September 30, 2018, depreciation and amortization expenses increased by $1.3 million, or 33.4%, to $5.1 million, from $3.8 million for the three months ended September 30, 2017.

In our RDS segment, depreciation and amortization expenses increased by $0.8 million, or 51.3%, to $2.4 million for the three months ended September 30, 2018, which was primarily due to the depreciation associated with the acquired Greencraft assets and amortization related to intangible assets recognized in the purchase accounting for the Greencraft acquisition.

In our ASG segment, depreciation and amortization expenses increased by $0.5 million, or 20.5%, to $2.7 million for the three months ended September 30, 2018. Depreciation of additional assets from new locations accounted for the majority of the increase with the remaining increase due to the amortization of intangible assets acquired in the Bedrock and Tuscany acquisitions.

Interest Expense. For the three months ended September 30, 2018, interest expense decreased by $0.8 million, or 21.6%, to $2.9 million, from $3.7 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, our interest expense was reduced because we decreased our borrowing significantly from September 30, 2017 by paying off our RDS term loan and repaying a significant amount of our ASG term debt with proceeds from the November 2017 Private Offering and Private Placement. We offset this decrease by increasing our long term debt to finance the Greencraft, Bedrock, Tuscany, and Summit acquisitions.

Income Taxes. For the three months ended September 30, 2018, we recognized income tax benefit of $0.04 million, a decrease of $0.5 million from income tax expense of $0.5 million for the three months ended September 30, 2017.  During the three months ended September 30, 2017, our ASG segment was a pass-through entity for tax purposes, resulting in a lower effective tax rate and our consolidated Company not recognizing income tax expense related to ASG earnings during the period.

Net (Loss) Income.  For the three months ended September 30, 2018, net income decreased by $2.0 million to $0.8 million, from $2.8 million for the three months ended September 30, 2017.

Adjusted EBITDA.  For the three months ended September 30, 2018, Adjusted EBITDA increased to $15.1 million, from $13.2 million for the three months ended September 30, 2017, primarily as a result of organic growth and incremental operating profit from  acquisitions, partially offset by additional cost and investments in SIC as a public company, and establishing a business development function. Nonrecurring costs include restructuring and divestiture related activity, acquisition and integrations costs, costs related to the filing of our Registration Statement on Form S-1, and new branch startup costs.

	For the Three Months Ended September 30,
(in thousands)	2018	2017
Consolidated net income	$753	$2,812
Income tax (benefit) expense	(42)	545
Interest expense	2,881	3,667
Depreciation and amortization	5,108	3,830
EBITDA	8,700	10,854

Consulting Fees to Trive Capital	—	409
Share Based and Transaction Incentive Compensation	1,254	—
Nonrecurring Costs	5,116	1,945
Adjusted EBITDA	$15,070	$13,208

Adjusted EBITDA Margin.  For the three months ended September 30, 2018, Adjusted EBITDA margin decreased to 11.8%, from 14.0% for the three months ended September 30, 2017. The decrease in the Adjusted EBITDA margin was primarily due to investments in SIC as a public company, establishing a business development function, opportunistic acquisitions by ASG that have slightly lower margins than ASG’s base business, and other expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Revenue. For the nine months ended September 30, 2018, net revenue increased $104.1 million, or 41.2%, to $356.8 million, from $252.7 million for the nine months ended September 30, 2017. Net revenue for the nine months ended September 30, 2018 and 2017 is adjusted for the elimination of intercompany sales of $1.3 million and $0.9 million, respectively. The increase in net sales was primarily due to organic growth and acquisitions in both our RDS and ASG operating segments.

In our RDS segment, net revenue increased by $55.7 million, or 40.4%, to $193.6 million for the nine months ended September 30, 2018, from $137.9 million for the nine months ended September 30, 2017. The increase was largely due to the acquisitions of Greencraft and Summit, which accounted for $38.0 million of the RDS growth. The remaining increase was a result of an increase in volume, measured in square feet of installed product, of 7.7% in our core businesses of flooring, countertops and wall tile. This is a result of additional housing units constructed as well as an increase in square footage per unit. The average price per square foot of installed products increased slightly by 2.4%, based on increased sales of higher priced products.

In our ASG segment, net revenue increased by $48.8 million, or 42.2%, to $164.5 million for the nine months ended September 30, 2018, from $115.7 million for the nine months ended September 30, 2017. The increase was largely due to the inclusion of Pental for the full nine months ended September 30, 2018, as compared to seven months included in the nine months ended September 30, 2017, as well as the acquisitions of Cosmic, Bedrock, NSI, and Tuscany which accounted for $41.9 million of the total ASG growth for the nine months ended September 30, 2018. The remainder of the growth of $6.9 million in our ASG segment was attributable to increased revenue from ASG core locations. For the nine months ended September 30, 2018, excluding the effect of the Pental and Bedrock acquisitions, volume increased by 3.2%, primarily driven by growth in new locations, and overall price increased by 2.8%, primarily due to a shift in product mix with higher priced quartz products accounting for 40% of volume for the nine months ended September 30, 2018, compared to 34% of volume for the nine months ended September 30, 2017.

Cost of Revenue. For the nine months ended September 30, 2018, cost of revenue increased $80.4 million, or 45.3%, to $258.0 million, from $177.6 million for the nine months ended September 30, 2017.

In our RDS segment, cost of revenue increased by $41.0 million, or 41.2%, to $140.4 million for the nine months ended September 30, 2018, from $99.4 million for the nine months ended September 30, 2017. The acquisitions of Greencraft and Summit were primarily responsible for this increase, contributing $26.3 million. The remaining increase in cost of revenues was driven by the increase in sales in the core RDS business.

In our ASG segment, cost of revenue increased by $39.8 million, or 50.4%, to $118.9 million for the nine months ended September 30, 2018, from $79.1 million for the nine months ended September 30, 2017. The increase was primarily due to a full nine months of Pental results and the increase in revenue from our Cosmic, Bedrock, NSI and Tuscany acquisitions, and the opening of new locations.

Gross Profit and Margin. For the nine months ended September 30, 2018, gross profit increased $23.7 million, or 31.6%, to $98.8 million, from $75.1 million for the nine months ended September 30, 2017.  The increase in gross profit was due to higher net sales.  For the nine months ended September 30, 2018, gross margin decreased 2.0% to 27.7%, from 29.7% for the nine months ended September 30, 2017.  This reduction in gross margin was primarily due to opportunistic acquisitions by ASG at slightly lower gross margin than base business, a one-time liquidation of aged product in our ASG segment, higher depreciation in cost of goods sold, and a shift in product and price mix.

In our RDS segment, gross margin decreased 0.4% to 27.5% for the nine months ended September 30, 2018, from 27.9% for the nine months ended September 30, 2017. This was the result of a slightly unfavorable shift in product and price mix.

In our ASG segment, gross margin decreased by 4.0% to 27.7% for the nine months ended September 30, 2018, from 31.7% for the nine months ended September 30, 2017. 0.3% of this decrease was due to a one-time liquidation of aged product from legacy and acquired locations, 0.5% due to market price pressure on natural stone, 0.11% from increased operational costs primarily attributable to opening of new locations, and 2.1% of this decrease was due to a slightly unfavorable shift in product mix that was primarily caused by the addition of revenue from Cosmic, Bedrock, and NSI, which have lower margins than the core ASG business.

Operating Expense. For the nine months ended September 30, 2018, operating expenses increased by $30.1 million, or 50.0%, to $90.3 million from $60.2 million for the nine months ended September 30, 2017.  The increase in operating expenses was primarily due to SG&A from acquired businesses, long-term incentive plan costs, one-time nonrecurring costs for completing acquisitions, investments in SIC as a public company, and higher depreciation.

In our RDS segment, operating expenses increased by $10.1 million to $42.5 million for the nine months ended September 30, 2018, from $32.4 million for the nine months ended September 30, 2017. This increase was related to the Greencraft and Summit acquisitions, sales and marketing expenses related to increased revenues and other expenses related to the growth of the business.

In our ASG segment, operating expenses increased by $6.7 million to $34.6 million for the nine months ended September 30, 2018, from $27.9 million for the nine months ended September 30, 2017. $6.5 million of this increase was due to the inclusion of the full nine months for Pental, as well as the acquisitions of Cosmic, Bedrock, NSI, and Tuscany. General company growth and costs associated with the opening of new locations accounted for the rest of the increase in operating expenses in our ASG segment.

The remaining $13.2 million of the increase in operating expenses was related to share-based compensation accrual expense and overhead costs incurred by us at the SIC parent company level.

Depreciation and Amortization. For the nine months ended September 30, 2018, depreciation and amortization expenses increased by $4.4 million, or 42.3%, to $14.8 million, from $10.4 million for the nine months ended September 30, 2017.

In our RDS segment, depreciation and amortization expenses increased by $2.1 million, or 44.6%, to $6.9 million for the nine months ended September 30, 2018, which was primarily due to the depreciation associated with the acquired Greencraft and Summit assets and amortization related to intangible assets recognized in the purchase accounting for the Greencraft and Summit acquisitions.

In our ASG segment, depreciation and amortization expenses increased by $2.3 million, or 40.3%, to $7.9 million for the nine months ended September 30, 2018. A full nine months of depreciation of fixed assets and amortization of intangible assets acquired with the Pental acquisition accounted for $0.8 million of the increase. The remaining $1.5 million of the increase was associated with depreciation of additional assets from new and existing locations and depreciation and amortization from the Bedrock acquisition.

Interest Expense. For the nine months ended September 30, 2018, interest expense decreased by $1.9 million, or 18.8%, to $8.2 million, from $10.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, our interest expense was reduced because we decreased our borrowing significantly from September 30, 2017 by paying off our RDS term loan and repaying a significant amount of our ASG term debt with proceeds from the November 2017 Private Offering and Private Placement. We offset this decrease by increasing our long term debt to finance our Greencraft, Bedrock, Tuscany, and Summit acquisitions. Interest expense for the nine months ended September 30, 2017 includes $0.7 million of lender fees that were expensed related to extinguishment of debt. Interest expense for the nine months ended September 30, 2018 includes $0.04 million of lender fees that were expensed related to extinguishment of debt for the RDS credit agreement that was terminated in June 2018.

Income Taxes. For the nine months ended September 30, 2018, we recognized income tax benefit of $0.6 million, a decrease of $1.3 million from income tax expense of $0.7 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, our ASG segment was a pass-through entity for tax purposes, resulting in our consolidated Company not recognizing income tax expense on ASG earnings during the period. This resulted in a lower effective tax rate for the nine months ended September 30, 2017.

Net (Loss) Income. For the nine months ended September 30, 2018, net loss increased by $(4.2) million to $(0.6) million, from $3.6 million of net income for the nine months ended September 30, 2017.

Adjusted EBITDA. For the nine months ended September 30, 2018, Adjusted EBITDA increased to $39.6 million, from $33.1 million for the nine months ended September 30, 2017, primarily as a result of organic growth and incremental operating profit from the Pental and Greencraft acquisitions, partially offset by the investments in SIC attributable to being a public company, and for establishing a business development function for future growth. Nonrecurring costs include restructuring and divestiture related activity, acquisition and integrations costs, costs related to the filing of our Registration Statement on Form S-1, and new branch startup costs.

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Consolidated net (loss) income	$(642)	$3,623
Income tax (benefit) expense	(580)	687
Interest expense	8,203	10,145
Depreciation and amortization	14,777	10,381
EBITDA	21,758	24,836

Consulting Fees to Trive Capital	—	925
Share Based and Transaction Incentive Compensation	4,935	381
Nonrecurring Costs	12,872	6,981
Adjusted EBITDA	$39,565	$33,123

Adjusted EBITDA Margin. For the nine months ended September 30, 2018, Adjusted EBITDA margin decreased to 11.1%, from 13.1% for the nine months ended September 30, 2017.  The decrease in the Adjusted EBITDA margin was primarily due to investments in SIC as a public company, establishing a business development function, opportunistic acquisitions by ASG that have slightly lower margins than ASG’s base business, and other expenses.

Liquidity and Capital Resources

Working capital is the largest element of our capital needs, as inventory and receivables are our most significant investments. We also require funding for acquisitions, to cover ongoing operating expenses, and to meet required obligations related to financing, such as lease payments and principal and interest payments.

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

As of September 30, 2018, we had $3.9 million of cash and cash equivalents and $34.9 million of available borrowing capacity under our revolving credit facilities. Based on our track record of profitability, positive cash flow, and ability to effectively manage working capital needs, we believe that we have sufficient funding in place to finance our operations and immediate growth plans.

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

The SIC Credit Facility is subject to certain financial covenants.  At September 30, 2018, the Company was in compliance with the financial covenants.

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

ASG Line of Credit

In June 2015, ASG entered into a loan and security agreement (which we refer to as the “ASG credit agreement”) with a financial institution for a line of credit with availability of $15 million.  In February 2017, the ASG credit agreement was amended, which increased the availability to $40 million. ASG could borrow, repay, and re-borrow all or any part of the commitment at any time before the maturity date (February 27, 2022), so long as the combined total unpaid principal amount outstanding under the note and the face amount of any outstanding letters of credit did not exceed the total commitment at any time.  The principal amount outstanding under the line of credit accrued interest at a floating per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 2.0% (each as defined in the ASG credit agreement).  The ASG credit agreement required the maintenance of certain financial covenants.  The ASG credit agreement was terminated on June 29, 2018 coinciding with SIC entering into a new line of credit.

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

As of September 30, 2018, approximately $101.4 million of indebtedness was outstanding under the Term Loan Facility.

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

As of September 30, 2018, approximately $3.2 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent over 75% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $99.2 million at September 30, 2018, compared to $73.4 million at December 31, 2017. Working capital at the SIC parent company level provided $1.9 million of this increase primarily due to an increase in income taxes receivable.

In our RDS segment, for the nine months ended September 30, 2018, working capital decreased by $6.8 million to $7.1 million, compared to $13.9 million for the year ended December 31, 2017. Increases in accounts receivable and inventory associated with higher sales volume were offset by a corresponding increase in accounts payable.  Net working capital decreased due to a reduction of our income tax receivable related to an increase in taxable income for the period and an increase in accrued payroll for the period due to a seasonal increase in labor. An increase in the contingent liability related to the Greencraft acquisition further decreased working capital.

In our ASG segment, for the nine months ended September 30, 2018, working capital increased by $30.7 million to $91.4 million, compared to $60.7 million for the year ended December 31, 2017. This increase was largely due to inventory and accounts receivable increases related to the Cosmic, Bedrock, NSI, and Tuscany acquisitions. Higher levels of inventory outside of the acquisitions that contributed to the working capital increase were attributable to new branch locations and an increase of imported purchases in advance of expected tariffs on Chinese quartz and an expansion of the product line.

Cash Flows Provided by/ (Used in) Operating Activities

Net cash provided by / (used in) operating activities was $2.8 million and $(0.5) million for the nine months ended September 30, 2018 and 2017, respectively. Net loss was $0.6 million for the nine months ended September 30, 2018, and net income was $3.6 million for the nine months ended September 30, 2017.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $20.6 million for the nine months ended September 30, 2018, and $11.2 million for the nine months ended September 30, 2017.

Changes in operating assets and liabilities resulted in net cash used of $17.2 million for the nine months ended September 30, 2018. Changes in operating assets and liabilities resulted in net cash used of $15.4 million for the nine months ended September 30, 2017.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2018, cash flow used in investing activities was $39.3 million, with $0.3 million for the acquisition of NSI, $11.5 million for the acquisition of Bedrock, $16.3 million for the acquisition of Summit, and $4.2 million for the acquisition of Tuscany. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $7.1 million. For the nine months ended September 30, 2017, cash flow used in investing activities was $90.5 million, which consisted of $88.0 million for the acquisition of Pental and $2.5 million for the purchase of new property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $37.9 million and $87.3 million for the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018, we borrowed an additional $14.3 million in term debt with debt issuance costs of $0.5 million, and made principal payments of $0.8 million, for an increase in term debt, net of issuance costs, of $13.0 million. Aggregate net borrowings on the SIC Credit Facility was $25.4 million. For the nine months ended September 30, 2017, we paid distributions to the then equity holders of RDS and ASG of $35.1 million. We borrowed an additional $30.1 million on our revolving lines of credit at RDS and ASG and $116.5 million in term debt while making principal payments of $21.4 million. The increase in borrowing was related primarily to the acquisition of Pental.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2018. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation(1)	$103,407	$504	$3,576	$99,316	$11
Capital Lease Obligations(2)	2,091	131	1,091	699	170
Operating Lease Obligations(3)	61,361	4,728	24,803	19,795	12,035
Purchase Obligations(4)	82,802	9,200	73,602	—	—
Total	$249,661	$14,563	$103,072	$119,810	$12,216

(1)

Long-term debt obligations include principal payments on our term loans as well as our notes payable. Long-term debt obligations do not include fees on the unused portion of our revolving letters of credit or financing fees associated with the issuance of debt.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended September 30, 2018 from the critical accounting policies and estimates as previously disclosed in the Company’s prospectus dated August 16, 2018, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act on August 16, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable.  In many cases, the interest costs we incur under these agreements is calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR.  Accordingly, there is no guarantee as to what our interest payments and expense will be in the future.  In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness.  At September 30, 2018, we had outstanding variable rate borrowings of approximately $146.0 million.  Assuming the current level of borrowing under the variable rate debt facilities, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by $1.5 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2016 and 2017 or during the nine months ended September 30, 2018.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

We purchase materials from both domestic and foreign suppliers.  While all of the suppliers receive payments in U.S. dollars and, as such, we are not currently exposed to any foreign currency exchange rate risk, there can be no assurance that the payments to suppliers in the future will not be affected by exchange fluctuations between the U.S. dollar and the local currencies of these foreign suppliers.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended September 30, 2018, there have been no material changes from the risk factors previously disclosed in the Company’s prospectus dated August 16, 2018, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act on August 16, 2018.

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

10.1

Employment Agreement, dated as of August 17, 2018, by and between the Company and Nadeem Moiz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2018).

10.2

Amendment to Employment Agreement, dated as of August 17, 2018, by and between the Company and Kendall R. Hoyd (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2018).

10.3

Amendment to Employment Agreement, dated as of August 17, 2018, by and between the Company and Sunil Palakodati (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2018).

10.4

Asset Purchase Agreement, dated as of August 31, 2018, by and among L.A.R.K. Industries, Inc., Summit Stoneworks, LLC and certain equityholders of Summit Stoneworks, LLC party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2018).

10.5

Fourth Amendment to Financing Agreement, dated as of August 31, 2018, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2018).

10.6*	Repurchase Agreement, dated as of November 9, 2018, by and among Trive Capital Fund I LP, Trive Capital Fund I (Offshore) LP and Trive Affiliated Coinvestors I LP, and the Company.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Select Interior Concepts, Inc.

Date: November 13, 2018	By:	/s/ Tyrone Johnson
Tyrone Johnson
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Financial Officer (Principal Financial Officer)