Form 10-K
period 2018-12-31
Select Interior Concepts, Inc.
filed 2019-03-15
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-38632

SELECT INTERIOR CONCEPTS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4640296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Galleria Parkway, Suite 1760 Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 701-4200

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which registered
Class A Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $12.65 per share of the Registrant’s Class A Common Stock on the Nasdaq Capital Market on August 16, 2018, was $187.9 million.  The Registrant has elected to use August 16, 2018, which was the initial trading date of the Registrant’s Class A Common Stock on the Nasdaq Capital Market, because on the last day of the Registrant’s most recently completed second fiscal quarter, the Registrant was a private company that was not publicly traded.

As of March 11, 2019, the Registrant had 25,839,670 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

Certain portions of the Registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders (to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report) are incorporated by reference into Part III of this Annual Report on Form 10-K, as indicated herein.

i

Special Note Regarding Forward-Looking Statements and Information

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (which we refer to as this “Annual Report”) contains forward-looking statements and cautionary statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Some of the forward-looking statements can be identified by the use of terms such as “may,” “intend,” “might,” “plan,” “can,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” “goal,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. These forward-looking statements are subject to risks, contingencies, and uncertainties that are beyond our control. Further, new factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the cyclical nature of our businesses and the seasonality of the building products supply and services industry;
•	our dependency upon the homebuilding industry, repair and remodel activity, the economy, the credit markets, and other important factors;
•	general economic and financial conditions;
•	competition in our highly fragmented industry and the markets in which we operate;
•	exposure to warranty, casualty, construction defect and various other claims and litigation;
•	product shortages, loss of key suppliers, our dependence on third-party suppliers and manufacturers, and the development of alternatives to distributors in the supply chain;
•	changes in the costs of the products we install;
•	ability to implement our business strategies and achieve our growth objectives;
•	acquisition and integration risks;
•	increased operating costs;
•	the impact of inflation and deflation;
•	our inability to attract and retain highly skilled employees;
•	adverse credit and financial markets events and conditions;
•	credit sale risks;
•	retention of key personnel;
•	performance of individual locations;
•	environmental, health and safety laws and regulations;
•	the impact of federal, state and local regulations;
•	computer data processing systems;
•	our inability to cancel before the end of the term or renew many of the leases for our facilities;
•	the loss of our significant customers or a reduction in the quantity of products they purchase;
•	requirements of being a public company;
•	risks related to our internal controls;
•	the possibility of securities litigation;

•	restrictions relating to our operations in our current and future financing arrangements;
•	our inability to obtain additional capital on acceptable terms, if at all;
•	increases in interest rates; and
•	risks related to other factors discussed under “Risk Factors” and elsewhere in this Annual Report.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from expectations expressed in any forward-looking statements. All forward-looking statements made in this Annual Report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.

Comparisons of results for current and any prior periods are not intended to express any future trends, or provide indications of future performance, and should only be viewed as historical data.

PART I

Item 1. Business.

Company Overview

Select Interior Concepts, Inc. (collectively with all of its subsidiaries, “SIC,” the “Company,” “we,” “us” and “our”) is an installer and nationwide distributor of interior building products with market positions in residential interior design services.

Through our Residential Design Services (which we refer to as “RDS”) operating segment, we serve national and regional homebuilders by providing an integrated, outsourced solution for the design, consultation, sourcing, distribution and installation needs of their homebuyer customers. Through our 21 design centers, our consultants work closely with homebuyers in the selection of a broad array of interior products and finishes, including flooring, cabinets, countertops, wall tile, finish carpentry, shower enclosures and mirrors, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior products to provide a streamlined experience for the homebuyer. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital.

We also have leading market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles through our Architectural Surfaces Group (which we refer to as “ASG”) operating segment. ASG sources natural and engineered stone from a global supply base, and markets these materials through a national network of distribution centers and showrooms at 23 different locations. In addition to serving the new residential and commercial construction markets with these materials, we also distribute them to the repair and remodel (which we refer to as “R&R”) market.

Our History

The SIC platform originated in September 2014, when affiliates of Trive Capital Management LLC (which we refer to as “Trive Capital”) acquired RDS, which in turn acquired the assets of PT Tile Holdings, LP (which we refer to as “Pinnacle”) in February 2015, and 100% of the equity interests in Greencraft Holdings, LLC (which we refer to as “Greencraft”) in December 2017. In 2018, RDS then acquired the assets of Summit Stoneworks, LLC (which we refer to as “Summit”) in August 2018, and 100% of the equity interests in T.A.C. Ceramic Tile Co. (which we refer to as “TAC”) in December 2018.

Affiliates of Trive Capital also formed a consolidation platform in the stone countertop market by acquiring 100% of the equity interests in Architectural Granite & Marble, LLC in June 2015, which in turn acquired the assets of Bermuda Import-Export, Inc. (which we refer to as “Modul”) in July 2016, 100% of the equity interests in Pental Granite and Marble, LLC (which we refer to as “Pental”) in February 2017, and the assets of Cosmic Stone & Tile Distributors, Inc. (which we refer to as “Cosmic”) in October 2017, and these acquired businesses were combined to form ASG. ASG then acquired the assets of Elegant Home Design, LLC (which we refer to as “Bedrock”) in January 2018, the assets of NSI, LLC (which we refer to as “NSI”) in March 2018, and the assets of The Tuscany Collection, LLC (which we refer to as “Tuscany”) in August 2018.

November 2017 Restructuring Transactions

In November 2017, Select Interior Concepts, Inc. and the former equity holders of RDS and ASG completed a series of restructuring transactions (collectively, the “November 2017 restructuring transactions”) pursuant to which Select Interior Concepts, Inc. acquired all of the outstanding equity interests in each of RDS and ASG, including all of their respective wholly-owned subsidiaries.  Following the November 2017 restructuring transactions, Select Interior Concepts, Inc. became a holding company that wholly owns RDS and ASG.

Listing of our Class A Common Stock on the Nasdaq Capital Market

On August 13, 2018, our shelf registration statement was declared effective by the U.S. Securities and Exchange Commission (which we refer to as the “SEC”), and on August 16, 2018 our Class A Common Stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SIC.”

Residential Design Services

RDS enters into exclusive service agreements with homebuilders at the beginning of certain new community development projects to provide them with a single-source solution for the design center operations, consultation, sourcing, fulfillment, and installation phases of the homebuilding process. At our design centers, our design staff work directly with homebuyers to help them achieve their design, styling, and product needs, leveraging our web-based preference analysis and proprietary software system to enable real-time pricing of interior options.

During the initial design phase of a new residential development, RDS often assists builders with upfront planning of design elements and interior options. These alternatives then become the standard packages and design options which are the basis from which the new homebuyer makes upgrade selections. During the initial construction phase, RDS offers a full suite of interior customization options to homebuyers in its design centers, providing the opportunity to upgrade to higher priced options that are not part of the homebuilder’s standard package. These upgrades result in higher revenue and profitability for both RDS and the homebuilder, who shares in the incremental revenue from any upgrades. RDS also provides installation services, ensuring that the finished product meets the homebuyer’s specifications.

RDS’ collection of design options enables homebuyers to customize their homes with high quality interior finishes and provides homebuilders with a single partner to handle the majority of the interior design elements in a new home. RDS offers numerous interior surface categories which includes flooring, cabinets, countertops and wall tile, finish carpentry and shower enclosures and mirrors.

Architectural Surfaces Group

Our ASG segment imports and distributes natural and engineered stone slabs, as well as tile, through 23 strategically positioned warehouse locations across the United States. Our stone slabs include marble, granite, and quartz, for use as kitchen and bathroom countertops, and our tiles consist of ceramic and porcelain for flooring, backsplash, and wall tile applications. We maintain a broad domestic footprint of showrooms and distribution centers, serving markets in the Northeast, Southeast, Southwest, Mountain West, and West Coast regions of the United States and offer a targeted merchandising strategy, including displaying our products in customer-oriented showrooms that cater to professional interior designers and architects as well as homeowners. We carry product lines of natural and engineered stone slabs and tile products that are tailored to the specific geographic regions that we serve.

We have relationships with a wide array of stone slab quarries, manufacturers and distributors around the world and offer our customers a broad and consistent selection of high-quality stone slabs from a global supply chain. We have successfully secured exclusive rights to leading materials that are marketed under ASG’s MetroQuartz ® and PentalQuartz ® brands.

Competition

Our markets are highly fragmented and competitive. We face competition from large home improvement stores, national and regional interior surface retailers and distributors, and independent design centers. Some of our competitors are organizations that are larger, are better capitalized, have operated longer, have product offerings that extend beyond our product suite, and have a more established market presence with substantially greater financial, marketing, personnel, and other resources than we have. In addition, while we believe that there is a relatively low threat of new internet-only entrants due to the nature of our products, the growth opportunities presented by e-commerce could outweigh these challenges and result in increased competition.

Employees

As of December 31, 2018, we employed a total of approximately 1,360 employees. None of these employees is a party to a collective bargaining agreement.

Government Regulation

We are subject to various federal, state and local laws and regulations applicable to our businesses generally in the jurisdictions in which we operate, including those relating to employment, import and export, public health and safety, work place safety, product safety, transportation, zoning, and the environment. We operate our businesses in accordance with standards and procedures designed to comply with applicable laws and regulations, and we believe that we are in compliance in all material respects with such laws and regulations.

Insurance and Risk Management

We use a combination of insurance policies specific to particular purposes to provide us with protection against potential liability for workers’ compensation, general liability, product liability, director and officers’ liability, employer’s liability, property damage, auto liability, and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in workers’ compensation and general liability premiums and deductibles, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Legal Proceedings

From time to time, we are involved in various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. While the outcomes of these matters are generally not presently determinable, we do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Intellectual Property

We possess proprietary knowledge and software programs, as well as registered trademarks that are important to our businesses. We make, and will continue to make, efforts to protect our intellectual property rights; however, the actions taken by us may be inadequate to prevent others from using similar intellectual property. In addition, third parties may assert claims against our use of intellectual property and we may be unable to successfully resolve such claims.

Available information

Our internet website address is www.selectinteriorconcepts.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our Code of Business Conduct and Ethics and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors are also posted on our website. Each of these documents is also available in print to any stockholder who requests it.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

The industry in which we operate is dependent upon the U.S. residential homebuilding industry, repair and remodel activity, the economy, the credit markets, and other important factors, many of which are beyond our control.

The building products supply and services industry in the United States is highly dependent on new home construction and the repair & remodel (which we refer to as “R&R”) market, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, wage rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our businesses.

The U.S. homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our businesses during that time. There is significant uncertainty regarding the timing and extent of recovery in home construction and R&R activity and resulting product demand levels, and any decline may materially adversely affect our businesses, financial condition, operating results, and cash flows. For example, some analysts project that the demand for residential construction may be negatively impacted as the number of renting households has increased in recent years and a shortage in the supply of affordable housing is expected to result in lower home ownership rates. Further, even if homebuilding activity fully recovers, the impact of such recovery on our businesses may be dampened if the average selling price or average size of new single-family homes decreases, which could cause homebuilders to decrease spending on our products and services.

We also rely on home R&R activity. High unemployment levels, high mortgage delinquency and foreclosure rates, lower home prices, limited availability of mortgage and home improvement financing, and significantly lower housing turnover may restrict consumer spending, particularly on discretionary items such as home improvement projects, and affect consumer confidence levels leading to reduced spending in the R&R end market. Furthermore, with even a slight decline in the economy, nationally or in any of the markets in which we operate, consumer preferences and purchasing practices and the strategies of our customers may adjust in a manner that could result in changes to the nature and prices of products demanded by the end consumer and our customers and could adversely affect our businesses and results of operations.

In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to a tighter credit market and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders, as well as for the development of new residential lots, continue to be constrained compared to pre-2007 levels. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, the housing industry may not fully recover to pre-2007 levels. Prolonged weakness or another downturn in the homebuilding industry would have a significant adverse effect on our businesses, financial condition, and results of operations.

A significant portion of our, and in particular RDS’, business is in the state of California. A slowdown in the economy or a decline in homebuilding activity in California, or the occurrence of a natural disaster, could have a disproportionately negative effect on our business, financial condition, operating results, and cash flows.

A significant portion of RDS’ business is in the state of California. In 2018 and 2017, we derived approximately 51% and 63%, respectively, of our consolidated net revenue, and RDS derived approximately 78% and 98%, respectively, of its net revenue, from customers in California. We expect that a significant portion of our and RDS’ revenue will continue to depend on sales within the State of California for the foreseeable future. As such, we are more susceptible to adverse developments in California than competitors with more diversified operations or if RDS had a more geographically diverse business. A slowdown in the economy, or a decline in homebuilding activity, in California could have a disproportionately negative effect on our business, financial condition, operating results and cash flows. In addition, California has historically been at greater risk of certain natural disasters and other risks, such as earthquakes, wildfires, droughts, mudslides, and civil disturbances. At times, these events have disrupted parts or all of the California economy.

A significant decline in the general economy or the new home construction or R&R markets, and/or a deterioration in expectations regarding the homebuilding market, could cause us to record significant non-cash impairment charges, which could negatively affect our earnings and reduce stockholders’ equity.

A significant decline in the general economy or the new home construction or R&R markets, and/or a deterioration in expectations regarding the homebuilding market, could cause us to record significant non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time and which could negatively affect our earnings and reduce stockholders’ equity. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. If the value of goodwill or other intangible assets is impaired, our earnings and stockholders’ equity would be adversely affected.

Our businesses are cyclical and significantly affected by changes in general and local economic conditions.

The building products supply and services industry is subject to cyclical market pressures. Demand for our products and services is highly sensitive to general and local economic conditions over which we have no control, including changes in:

•	the number of new home and commercial building construction starts;
•	the production schedules of our homebuilder customers;
•	short- and long-term interest rates;
•	inflation;
•	employment levels and job and personal income growth;
•	housing demand from population growth, household formation and other demographic changes;
•	availability and pricing of mortgage financing for homebuyers and commercial financing for developers of multi-family homes and sub-contractors;
•	consumer confidence generally and the confidence of potential homebuyers in particular;
•	U.S. and global financial and political system and credit market stability;
•	private party and government mortgage loan programs and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;
•	federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses;
•	federal, state and local energy efficiency programs, regulations, codes and standards; and
•	general economic conditions in the markets in which we compete.

Unfavorable changes in these conditions could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our businesses generally. Any deterioration in economic conditions or increased uncertainty regarding economic conditions could have a material adverse effect on our businesses, financial condition, results of operations, and prospects.

The building products supply and services industry is seasonal and affected by weather-related conditions.

Our industry is seasonal. Seasonal changes and other weather-related conditions can adversely affect our businesses and operations through a decline in both the use of our products and demand for our services. Although weather patterns affect our operating results throughout the year, our first and fourth quarters have historically been, and are generally expected to continue to be, the most adversely affected by weather patterns in some of our markets, causing reduced construction activity. To the extent that severe weather conditions, such as unusually prolonged cold conditions, hurricanes, severe storms, earthquakes, floods, fires, droughts, other natural disasters or similar events occur in the markets in which we operate, construction or installation activity could be reduced, delayed or halted and our businesses may be adversely affected.

In addition, the levels of fabrication, distribution, and installation of our products generally follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters typically result in higher activity and revenue levels during those quarters. Markets in which we operate that are impacted by winter weather, such as snow storms and extended periods of rain, experience a slowdown in construction activity during the beginning and the end of each calendar year, and this winter slowdown contributes to traditionally lower sales in our first and fourth quarters.

Our industry and the markets in which we operate are highly fragmented and competitive, and increased competitive pressure may adversely affect our businesses, financial condition, results of operations, and cash flows.

The building products supply and services industry is highly fragmented and competitive. We face significant competition from local, regional and national building materials chains, design centers, fabricators, and sub-contractors, as well as from privately-owned single-site enterprises. Competition varies depending on product line, type of customer and geographic area. Any of these competitors may (i) foresee the course of market development more accurately than we do, (ii) offer products and services that are deemed superior to ours, (iii) have the ability to produce or supply similar products and services at a lower cost, (iv) install building products at a lower cost, (v) develop stronger relationships with suppliers, fabricators, homebuilders, and other customers in our markets, (vi) develop a superior network of distribution centers in our markets, (vii) adapt more quickly to new technologies, new installation techniques, or evolving customer requirements, or (viii) have access to financing on more favorable terms than we can obtain. As a result, we may not be able to compete successfully with our competitors. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers and specialty distributors who sell products to us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, results of operations, and cash flows may be adversely affected.

Our customers consider the performance and quality of the products we distribute, our customer service and price when deciding whether to use our services or purchase the products we distribute. Excess industry capacity for certain products in several geographic markets could lead to increased price competition. We may be unable to maintain our operating costs or product prices at a level that is sufficiently low for us to compete effectively. If we are unable to compete effectively with our existing competitors or new competitors enter the markets in which we operate, our financial condition, results of operations, and cash flows may be adversely affected.

Furthermore, in the event that increased demand leads to higher costs for the products we install, we may have limited, if any, ability to pass on cost increases in a timely manner or at all due to the fragmented and competitive nature of our industry, which may lead to an adverse effect on our financial condition, results of operations, and cash flows.

We are exposed to warranty, casualty, construction defect, contract, tort, employment and other claims, and legal proceedings related to our businesses, the products we distribute, the services we provide, and services provided for us by third parties.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. As a sub-contractor, we are regularly subject to construction defects claims on various housing tracts. We may not always be able to successfully defend or be excused from the lawsuits related to these claims and could be subject to substantial losses.

We are also from time to time subject to casualty, contract, tort and other claims relating to our businesses, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. If any such claim were adversely determined, our financial condition, results of operations, and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third-parties, we are particularly vulnerable to risks relating to the quality of such products.

In addition, we are exposed to potential claims arising from the conduct of our employees, builders and their sub-contractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our businesses, if we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our businesses and results of operations.

Furthermore, claims and investigations may arise related to distributor relationships, commercial contracts, antitrust or competition law requirements, employment matters, employee benefits issues and other compliance and regulatory matters, including anti-corruption and anti-bribery matters. While we have processes and policies designed to mitigate these risks and to investigate and address such claims as they arise, we cannot predict or, in some cases, control the costs to defend or resolve such claims.

Although we believe we currently maintain suitable and adequate insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities, and the cost of any warranty, casualty, construction defect, contract, tort, employment or other litigation or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our businesses may encounter. Any significant uninsured liability may require us to pay substantial amounts. Warranty, casualty, construction defect, contract, tort, employment and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and us. There can be no assurance that any current or future claims will not adversely affect our financial position, cash flows, or results of operations.

Product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, our dependence on third-party suppliers and manufacturers, or the development of alternatives to distributors in the supply chain, could adversely affect our businesses, financial condition, results of operations, and cash flows.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our businesses, financial condition, results of operations, and cash flows. In prior downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we install could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects.

Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by the financial instability of suppliers, suppliers’ non-compliance with applicable laws, tariffs and import duties, supply disruptions, shipping interruptions or costs, and other factors beyond our control. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, results of operations, and cash flows.

Although in some instances we have agreements with our suppliers, these agreements are generally terminable by either party without notice or on limited notice. Many of our suppliers also offer us favorable terms based on the volume of our purchases. If market conditions change, suppliers may stop offering us favorable terms. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, results of operations, and cash flows.

In addition, our larger customers, such as homebuilders, fabricators, and dealers, could begin purchasing more of their product needs directly from manufacturers, which would result in decreases in our net sales and earnings. Our suppliers could invest in infrastructure to expand their own sales forces and sell more products directly to our customers, which also would negatively impact our businesses. These changes in the supply chain could adversely affect our financial condition, results of operations, and cash flows.

A material disruption at one of our suppliers’ facilities or loss of a supplier relationship could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or facility damage at our suppliers could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors as well as decreased customer satisfaction and lower sales and operating income. In addition, a loss of a supplier relationship could harm our operations. Because we purchase from a limited number of suppliers, the effects of any particular shutdown or facility damage or loss of a supplier relationship could be significant to our operations.

In addition, our suppliers’ inability to produce or procure the necessary raw materials to supply finished goods to us may adversely impact our results of operations, cash flows, and financial position.

If we fail to qualify for supplier rebates or are unable to maintain or adequately renegotiate our rebate arrangements, our gross margins and income could be adversely affected.

Many of our products, such as flooring, tile and finish carpentry, are purchased pursuant to rebate arrangements that entitle us to receive a rebate based on the volume of our purchases. Such arrangements generally require us to purchase minimum quantities in certain geographies or product categories and result in higher rebates with increased quantities of purchases. These rebates effectively reduce the costs of our products and we manage our businesses to take advantage of these programs. When assessing the desirability of acquisitions, we consider the effects of such acquisitions on our ability to qualify for rebates. Rebate arrangements are subject to renegotiation with our suppliers from time to time. In addition, consolidation of suppliers may result in the reduction or elimination of rebate programs in which we participate. If we are unable to qualify for these rebates, are unable to renew rebate programs on desirable terms or are unable to obtain the expected rebate benefits of our acquisitions, or a supplier materially reduces or stops offering rebates, our costs could increase and our gross margins and income could be adversely affected.

Changes in product mix or the costs of the products we install can decrease our profit margins.

The principal building products that we distribute and install have been subject to price changes in the past, some of which have been significant. Our operating results for individual quarterly periods can be, and have been, adversely affected by a delay between when building product cost increases are implemented and when we are able to increase prices for our products and services, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we supply, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our profitability is also impacted by the mix of products that we install. There can be no assurance that the current product mix will continue, and any shift to options with lower profit margin could adversely impact our businesses, financial condition, results of operations, and cash flows.

Political and economic uncertainty and unrest in foreign countries where our suppliers are located could adversely affect our operating results.

In 2018, approximately 34% and 14% of ASG’s revenue came from products that were obtained directly from suppliers located in Vietnam and China, respectively. We are subject to risks and uncertainties associated with changing economic and political conditions in these or other foreign countries in which we source, or in the future may source, any of our products, such as:

•	increased import duties, tariffs, trade restrictions, and quotas;
•	work stoppages;
•	economic uncertainties (including inflation);
•	adverse foreign government regulations, government control, or sudden changes in laws and regulations;
•	wars, fears of war, and terrorist attacks; and
•	organizing activities and political unrest.

We cannot predict if, when, or the extent to which, the countries in which we source our products will experience any of the above events. Any event causing a disruption, delay or cessation of imports from foreign locations would likely increase the cost or reduce the supply of products available to us, and cause us to seek alternative sources for our products, which may only be available on less advantageous terms, and would adversely affect our operating results.

The importation of building materials into the United States could expose us to additional risk.

A significant portion of the building materials that we distribute and/or install come from foreign jurisdictions outside North America. Such materials may be imported because they may not be available for domestic purchase in the United States or because there may be a shortfall of inventory available locally. Despite our efforts to ensure the merchantability of these products, such products may not adhere to U.S. standards or laws. In addition, pricing of these products can be impacted by changes to the relative value of the U.S. dollar over the applicable foreign currency in the long-term, which could negatively impact our margins. Importation of such building materials could subject us to greater risk, including currency risk, and lawsuits by customers or governmental entities.

We may be unable to effectively manage our inventory and working capital as our sales volume increases or the prices of the products we distribute fluctuate, which could have a material adverse effect on our businesses, financial condition, and results of operations.

We purchase certain materials, including wood and laminate flooring, natural and engineered stone, tile for wall and flooring applications, glass for shower enclosures and mirrors, millwork, and interior doors, from manufacturers or quarries, which are then sold to customers as an installed product or as a prefabricated and installed product. We must maintain and have adequate working capital to purchase sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in economic growth and activity in the commercial and residential construction and home R&R end markets, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Excessive increases in the market prices of certain products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory and working capital as we attempt to expand our businesses, or if we make changes to how we manage our payments to suppliers, our cash flows may be negatively affected, which could have a material adverse effect on our businesses, financial condition, and results of operations.

We are subject to significant pricing pressures from homebuilders, contractors, fabricators, dealers and other customers.

Large homebuilders, contractors, fabricators, and dealers have historically been able to exert significant pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building products supply and services industry. In addition, continued consolidation in the residential homebuilding industry and changes in builders’ purchasing policies and payment practices could result in even further pricing pressure. For example, there has been a recent trend of large publicly-traded homebuilders acquiring other large homebuilders, which increases their market share and buying power. Our homebuilder customers may be acquired by other homebuilders that we do not currently have relationships with, which may make it difficult for us to maintain our current market share and margins. A decline in the prices of the products we distribute and the services we provide could adversely impact our operating results. When the prices of our products and services decline, customer demand for lower prices could result in lower sales prices and, to the extent that our inventory at the time was purchased at higher costs, lower margins. Alternatively, due to the rising market price environment, our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Overall, these pricing pressures may adversely affect our results of operations, and cash flows.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 36% of our consolidated revenue for the year ended December 31, 2018. In addition, in 2018, one customer accounted for approximately 11% of our total revenue. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the weak housing market over the past several years relative to long-term averages, many of our homebuilder and fabricator customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our markets. In the future, additional homebuilder customers may exit or decrease their building activity in one or more of our markets. Our historically high rate of customer retention is not necessarily indicative of our future customer retention.

In addition, homebuilders and other customers may: (i) purchase some of the products that we currently sell and distribute directly from manufacturers; (ii) elect to establish their own building products manufacturing, fabrication, distribution, and/or installation facilities; or (iii) give advantages to manufacturing, fabrication, distribution, and/or installation intermediaries in which they have an economic stake. Continued consolidation among homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our existing relationships with any of our customers could adversely affect our financial condition, results of operations, and cash flows.

Furthermore, our customers are not required to purchase any minimum amount of product from us. Should our customers purchase the products we distribute or install in significantly lower quantities than they have in the past, or should the customers of any business that we acquire purchase products from us in significantly lower quantities than they had prior to our acquisition of such business, such decreased purchases could have a material adverse effect on our financial condition, results of operations, and cash flows.

In an attempt to diversify and expand its customer base, RDS may target smaller homebuilders. This exposes RDS to additional risks, such as increased non-payment risk of those customers, especially during times of economic uncertainty and tight credit markets.

RDS’ customers may be affected by shortages in labor supply, increased labor costs or labor disruptions, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our customers require a qualified labor force to build homes and communities, and we require a qualified labor force to install our products in those homes. Access to qualified labor and sub-contractors by our customers and us may be affected by circumstances beyond their or our control, including:

•	shortages of qualified trades people, such as flooring, tile and cabinet installers, carpenters, roofers, electricians and plumbers, especially in key markets;
•	changes in immigration laws and trends in labor force migration; and
•	increases in sub-contractor and professional services costs.

Labor shortages can be further exacerbated if demand for housing increases. Any of these circumstances could also give rise to delays in the start or completion of, or could increase the cost of, building homes. Such delays and cost increases would also have an effect on our ability to generate sales from homebuyers and could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.

Our backlog estimates for our RDS segment may not be accurate and may not generate expected levels of future revenues or translate into profits.

Estimates of future financial results are inherently unreliable. Our backlog estimates of potential future revenue for our RDS segment require substantial judgment and are based on a number of assumptions, including management’s current assessment of customer contracts that exist as of the date the estimates are made and the expected revenue to be derived from sales related to remaining housing lots to be fulfilled under existing service agreements for active residential developments. A number of factors could result in actual revenue being less than the amounts reflected in our estimates, such as upgrade rates or upgrade amounts being lower than expected, or modification or cancellation of contracts by homebuilders. Actual rates and amounts may differ from historical experiences used to estimate potential future revenue. Accordingly, there can be no assurance that we will actually generate the specified revenue or that the actual revenue will be generated within the estimated period. If such revenue fails to materialize, we could experience a reduction in revenue and a decline in profitability, which could result in a deterioration of our financial position and liquidity.

We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, the demand for our products and services and our market share.

It is difficult to predict successfully the products and services our customers will demand. The success of our businesses depends in part on our ability to identify and respond promptly to changes in demographics, consumer preferences, expectations, needs and weather conditions, while also managing inventory levels. For example, a significant portion of the product that we distribute is natural stone. If a natural stone product becomes unavailable for any reason or the color and quality changes within the quarry we purchase from, we may not be able to replace that particular color or quality with an acceptable alternative. In general, the products we sell are affected by style trends, customer preferences and changes thereto. Failure to identify timely or effectively respond to changing consumer preferences, expectations, and building product needs could possibly result in obsolete or devalued inventory, and adversely affect our relationship with customers, the demand for our products and services, and our market share.

The success of our businesses depends, in part, on our ability to execute on our growth strategy, which includes opening new branches and pursuing strategic acquisitions.

Our long-term business strategy depends in part on increasing our sales and growing our market share through opening new branches, including through our greenfield initiatives, and strategic acquisitions. A significant portion of our historical growth has occurred through acquisitions, and our business plan provides for continued growth through acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions, including both smaller acquisitions and larger acquisitions that would be material. We regularly make, and we expect to continue to make, acquisition proposals, and we may enter into letters of intent for acquisitions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on acceptable terms. We may be unable to continue to grow our businesses through acquisitions. In addition, the past performance or size of our greenfield investments is not necessarily indicative of future performance or investment size. Furthermore, significant changes in our businesses or the economy, an unexpected decrease in our cash flows, or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Our recent growth and our acquisition strategy have placed, and will continue to place, significant demands on our management’s time, which may divert their attention from our businesses, and may lead to significant due diligence and other expenses regardless of whether we pursue or consummate any acquisition. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our businesses, financial condition, and results of operations.

To a large extent, our growth strategy depends on RDS and ASG forming a strong, scalable platform. Our platform was formed in November 2017 and continues to be developed. There can be no assurance that we will be able to implement this platform across all, if any, markets, products and services where we currently plan to grow.

Our acquisition strategy exposes us to significant risks and additional costs.

In the last two years, we have completed eight acquisitions, and we continue to evaluate further possible acquisitions on an ongoing basis. Acquisitions also involve risks that the business acquired will not perform as expected and that business judgments concerning the value, strengths and weaknesses of the acquired business will prove incorrect. We may not accurately assess the value, strengths, weaknesses or potential profitability of an acquisition target. We may become liable for certain pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, product liabilities, asbestos liabilities, environmental liabilities, pension liabilities and liabilities for employment practices, and these liabilities could be significant. In addition, an acquisition could result in the impairment of customer relationships or certain acquired assets such as inventory and goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, products, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Acquisitions can also involve post-transaction disputes with the counterparty regarding a number of matters, including a purchase price, inventory or other working capital adjustment, environmental liabilities, or pension obligations. If any of these risks were to occur, our financial position, results of operations, and cash flows may be adversely affected.

In addition, if we finance acquisitions by issuing our equity securities or securities convertible into our equity securities, our existing stockholders would be diluted, which, in turn, could adversely affect the market price of our Class A Common Stock. We could also finance an acquisition with debt, resulting in higher leverage and interest costs relating to the acquisition. As a result, if we fail to evaluate and execute acquisitions efficiently, we may not ultimately experience the anticipated benefits of the acquisitions, and we may incur costs that exceed our expectations.

Any inability to successfully integrate our recent or future acquisitions could have a material adverse effect on us.

Acquisitions typically require integration of the acquired companies’ sales and marketing, distribution, purchasing, finance and administrative functions, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to integrate successfully any business we acquire into our existing business or may not be able to do so in a timely, efficient and cost-effective manner. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

•	our inability to manage acquired businesses or control integration costs and other costs relating to acquisitions;
•	diverting the attention of our management and that of the acquired business;
•	merging or linking different accounting and financial reporting systems and systems of internal controls;
•	merging computer, technology and other information networks and systems;
•	assimilating personnel, human resources and other administrative departments and potentially contrasting corporate cultures;
•	failure to retain existing key personnel of the acquired businesses and recruit qualified new employees at new locations;
•	disrupting our relationship with, or loss of, key customers or suppliers;
•	incurring or guaranteeing additional indebtedness;
•	interfering with, or loss of momentum in, our ongoing business or that of the acquired company; and
•	delays or cost-overruns in the integration process.

Any of these acquisition or other integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our businesses, and lead to substantial additional costs. Our inability to realize the anticipated benefits of an acquisition or to successfully integrate acquired companies as well as other transaction-related issues could have a material adverse effect on our businesses, financial condition, and results of operations.

In addition, possible future acquisitions or dispositions may trigger a review by the U.S. Department of Justice, the U.S. Federal Trade Commission, and/or the State Attorneys General under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity.

We may be subject to claims or liabilities arising from the operations of our various businesses for periods prior to the dates we acquired them, including environmental, employee-related and other claims and liabilities not covered by insurance. These claims or liabilities could be significant.

We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

We cannot assure you that we will achieve synergies and cost savings in connection with prior or future acquisitions.

We may not achieve anticipated cost savings in connection with prior or future acquisitions within the anticipated time frames or at all. In addition, our operating results from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long-lived assets, particularly if economic conditions worsen unexpectedly. These changes could materially adversely affect our results of operations, financial condition, stockholders’ equity, and cash flows.

We may not be able to expand into new geographic markets, which may impact our ability to grow our businesses.

We intend to continue to pursue our growth strategy to expand into new geographic markets for the foreseeable future. Our expansion into new geographic markets may present competitive, distribution and other challenges that differ from the challenges we currently face. In addition, we may be less familiar with the customers in these markets and may ultimately face different or additional risks, as well as increased or unexpected costs, compared to those we experience in our existing markets. We may also be unfamiliar with the labor force in these markets and may have difficulty finding and retaining necessary skilled or qualified workers on acceptable terms, or at all. Expansion into new geographic markets may also expose us to direct competition with companies with whom we have limited or no past experience as competitors. Furthermore, some of our customer and supplier agreements may restrict the markets where we are able to distribute certain products, and these limitations could negatively impact our ability to achieve success in new markets. To the extent we rely upon expanding into new geographic markets and do not meet, or are unprepared for, any new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our businesses, operations, and financial results could be negatively affected.

We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew our leases at the end of their terms.

Many of our facilities and distribution centers are located on leased premises. Many of our current leases are non-cancellable and typically have initial terms ranging from one to 12 years, and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancellable and have similar renewal options. If we close or idle a facility, we would most likely remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. The inability to terminate leases when idling a facility or exiting a geographic market can have a significant adverse impact on our financial condition, results of operations, and cash flows.

In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our businesses and results of operations. In addition, we may not be able to secure a replacement facility in a location that is as commercially viable, including easy access to transportation and shipping, as the lease we are unable to renew. For example, closing a facility, even during the time of relocation, will reduce the sales that the facility would have contributed to our net revenue. Additionally, the net revenue and profit, if any, generated at a relocated facility may not equal the net revenue and profit generated at the existing one.

Natural or man-made disruptions to our facilities may adversely affect our businesses and operations.

We currently maintain a broad network of distribution facilities throughout the United States. Any widespread disruption to our facilities or those of our suppliers resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could damage a significant portion of our facilities and inventory and could materially impair our ability to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could disrupt our ability to distribute products to our customers. Disruptions to the national or local transportation infrastructure systems, including those related to a domestic terrorist attack, may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, results of operations, and cash flows could be materially adversely affected.

Anti-terrorism measures and other disruptions to the transportation network could impact our distribution system and our operations.

Our ability to efficiently distribute products to our customers is an integral component of our overall business strategy. In the aftermath of terrorist attacks in the United States, federal, state and local authorities have implemented and continue to implement various security measures that affect many parts of the transportation network in the United States. Our customers typically need quick delivery and rely on our on-time delivery capabilities. If security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so.

The implementation of new initiatives related to our operating software systems and related technology could disrupt our operations, and these initiatives might not provide the anticipated benefits or might fail.

We have made, and we plan to continue to make, significant investments in our operating software systems and related technology. These initiatives are designed to streamline our operations to allow our employees to continue to provide high quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected purchasing experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations. In the event that we grow very rapidly, there can be no assurance that we will be able to keep up, expand or adapt our IT infrastructure to meet evolving demand on a timely basis and at a commercially reasonable cost, or at all. In addition, our new and upgraded technology might cost more than anticipated or might not provide the anticipated benefits, or it might take longer than expected to realize the anticipated benefits or the initiatives might fail altogether. Because the success of our growth strategy depends in part on our IT infrastructure, problems with any related initiatives may adversely affect our businesses, operations, and results of operations.

We are subject to cybersecurity risks, and a disruption or breach of our IT systems could adversely impact our businesses and operations.

We rely on the accuracy, capacity and security of our IT systems, some of which are managed or hosted by third parties, and our ability to continually update these systems in response to the changing needs of our businesses. We have incurred costs and may incur significant additional costs in order to implement security measures that we feel are appropriate to protect our IT systems. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural or man-made disasters, unauthorized access, cyberattacks and other similar disruptions. Despite our security measures, our IT systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any attacks on our IT systems could result in our systems or data being breached or damaged by computer viruses or unauthorized physical or electronic access, which could lead to delays in receiving inventory and supplies or filling customer orders, and adversely affect our customer service and relationships. Such a breach could result in not only business disruption, but also theft of our intellectual property or other competitive information or unauthorized access to controlled data and any personal information stored in our IT systems. To the extent that any data is lost or destroyed, or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, damage our reputation, and cause a loss of confidence in our businesses, products and services, which could adversely affect our businesses, financial condition, profitability, and cash flows.

To date, we have not experienced a material breach of our IT systems. As cyber-attacks become more sophisticated generally, we may be required to incur significant costs to strengthen our systems from outside intrusions and/or maintain insurance coverage related to the threat of such attacks. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our IT, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks, or other security breaches to our computer systems.

We depend on key personnel.

Our success depends to a significant degree upon the contributions of certain key personnel and other members of our management team, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management from our existing operations. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our businesses, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

An inability to attract and retain highly skilled employees could adversely affect our businesses.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, such as build tradesmen for finish carpentry and for installation of tile, flooring and cabinets. Many of the companies with which we compete for experienced personnel have greater resources than us. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our businesses and future growth prospects could be adversely affected.

RDS’ business and results of operations are significantly dependent on the availability and skill of sub-contractors.

We engage sub-contractors to perform the installation of the products that we sell to our customers. Accordingly, the timing and quality of our installations depends on the availability and skill of our sub-contractors. While we believe that our relationships with sub-contractors are good, we generally do not have long-term contractual commitments with any sub-contractors, and we can provide no assurance that skilled sub-contractors will continue to be available at reasonable rates and in our markets. Competition for skilled contractors can be significant in our markets. The inability to contract with skilled sub-contractors at reasonable rates and on a timely basis could have a material adverse effect on our business, results of operations, and financial condition.

Despite our quality control efforts, we may discover that our sub-contractors have engaged in improper construction practices or have installed defective materials in the homes of our customers. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from sub-contractors, suppliers and insurers, which could have a material impact on our business, results of operations, and financial condition.

If any of RDS’ sub-contractors are characterized as employees, we would be subject to employment and withholding liabilities.

We structure our relationships with our sub-contractors in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our sub-contractors are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our sub-contractors are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our sub-contractors are our employees could have a material adverse effect on our business, financial condition, and results of operations.

Changes in employment laws may adversely affect our businesses.

Various federal and state labor laws govern the relationship with our employees and impact operating costs. These laws include:

•	employee classification as exempt or non-exempt for overtime and other purposes;
•	minimum wage requirements;
•	unemployment tax rates;
•	workers’ compensation rates;
•	immigration status;
•	mandatory health benefits;
•	paid leaves of absence, including paid sick leave;
•	tax reporting; and
•	other wage and benefit requirements.

Significant additional government-imposed increases in the preceding areas could have a material adverse effect on our businesses, financial condition, and results of operations.

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and, from time to time, the U.S. Congress and Department of Homeland Security consider and implement changes to federal immigration laws, regulations or enforcement programs. These changes may increase our compliance and oversight obligations, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Although we take steps to verify the employment eligibility status of all our employees, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and retain qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. These factors could have a material adverse effect on our businesses, financial condition, and results of operations.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other laws and regulations, including, among other things, transportation regulations promulgated by the U.S. Department of Transportation (which we refer to as the “DOT”), work safety regulations promulgated by the Occupational Safety and Health Administration (which we refer to as “OSHA”), employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor, accounting standards issued by the Financial Accounting Standards Board or similar entities, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, results of operations, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our businesses could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, results of operations, and cash flows.

Our transportation operations, upon which we depend to distribute products from our distribution centers, are subject to the regulatory jurisdiction of the DOT, which has broad administrative powers with respect to our transportation operations. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling, general and administrative expenses and adversely affect our financial condition, results of operations, and cash flows. If we fail to comply adequately with the DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our financial condition, results of operations, and cash flows would be adversely affected.

In addition, the homebuilding industry is subject to various local, state and federal statutes, ordinances, codes, rules and regulations concerning zoning, building design and safety, construction, energy conservation, environmental protection and similar matters. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings.

Failure to comply with applicable environmental, health and safety laws and regulations could have an adverse effect on our financial condition, results of operations, and cash flows.

We are subject to a variety of federal, state and local laws and regulations relating to, among other things: the release or discharge of materials into the environment; the management, use, generation, treatment, processing, handling, storage, transport or disposal of solid and hazardous wastes and materials; and the protection of public and employee health and safety and the environment. These laws and regulations impose strict liability in some cases without regard to negligence or fault and expose us to liability for the environmental condition of our currently or formerly owned, leased or operated facilities, and may expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties we own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended, including for purposes of construction materials distribution. In addition, because our properties are generally situated adjacent to or near industrial companies, our properties may be at an increased risk of having environmental contaminants from other properties spill or migrate onto or otherwise affect our properties.

Although we believe that we operate our businesses, including each of our locations, in compliance with applicable local environmental laws and regulations, and maintain all material permits required under such laws and regulations to operate our businesses, we may be held liable or incur fines or penalties in connection with such requirements. While our employees who handle potentially hazardous substances receive specialized training and wear protective equipment when necessary, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and others, including site occupants, and damage to our property or the property of others, including natural resource damage. Our personnel and others at our work sites are also at risk for other workplace-related injuries, including slips and falls. In addition, as owners and lessees of real property, we may be held liable for, among other things, hazardous substances on, at, under or emanating from currently or formerly owned or operated properties, or any off-site disposal locations, or for any known or newly discovered environmental conditions at or relating to any of our properties, including those arising from activities conducted by previous occupants or at adjoining properties, without regard to whether we knew of or were responsible for such release. We may be required to investigate, remove, remediate or monitor the presence or release of such hazardous substances. We may also be held liable for fines, penalties or damages, including for bodily injury, property damage and natural resource damage in connection with the presence or release of hazardous substances. In addition, expenditures may be required in the future as a result of releases of, or exposure to, hazardous substances, the discovery of currently unknown environmental conditions, or changes in environmental laws and regulations or their interpretation or enforcement, and, in certain instances, such expenditures may be material.

Despite our compliance efforts, there is an inherent risk of liability in the operation of our businesses, especially from an environmental standpoint, and, from time to time, we may be in non-compliance with environmental, health and safety laws and regulations. These potential liabilities or non-compliances could have an adverse effect on our operations and profitability. Our failure to comply with applicable governmental requirements could result in sanctions, including substantial fines or possible revocation of our authority to conduct some or all of our operations. Future changes in law, resulting in stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on us, reduce operating hours, require additional investment by us, or impede our ability to open new or expand existing plants or facilities. We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. The cost of complying with such laws could have a material adverse effect on our financial condition, results of operations, and cash flows.

Changes in legislation and government policy may have a material adverse effect on our businesses in the future.

The 2016 presidential and congressional elections in the United States have resulted in significant changes in legislation and government policy. In addition to the recent reform of the federal tax code, specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, modifications to international trade policy and increased regulation. Furthermore, proposals have been discussed regarding the imposition of new or additional taxes or tariffs on goods imported from abroad that are used in our businesses or the elimination of income tax deductibility of such imported goods.  For the year ended December 31, 2018, we purchased an estimated $117.6 million of material sourced from outside the United States.

For example, in September 2018 and November 2018, in response to a petition filed by Cambria Company LLC, a U.S. producer of quartz surface products, with the U.S. Department of Commerce (which we refer to as the “DOC”) and the U.S. International Trade Commission (which we refer to as the “ITC”), the DOC announced preliminary determinations provisionally subjecting U.S. importers to countervailing and antidumping duties on subject quartz products pending a final decision by the ITC.  Imports of the subject products made during June 23, 2018 to November 19, 2018 are potentially subject to retroactive antidumping and/or countervailing duties.  One of the Company’s subsidiaries, Architectural Granite & Marble, LLC, imported quartz surface products during the retroactive duty application time period and has potential liability for antidumping and/or countervailing duties.  The ITC is expected to make a final decision on this matter in June 2019.

We are currently unable to predict the extent of the changes to existing legislative and regulatory environments relevant to our businesses, or how those and potential future changes would impact our businesses. To the extent that such changes have a negative impact on us or the industries we serve, including the imposition of additional duties discussed above or otherwise, these changes may materially and adversely impact our businesses, financial condition, result of operations, and cash flows.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value added, net worth, property, withholding and franchise taxes. We are also subject to regular reviews, examinations and audits by the U.S. Internal Revenue Service (which we refer to as the “IRS”) and other taxing authorities with respect to such income and non-income based taxes. If the IRS or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties. Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, we are directly and indirectly affected by new tax legislation and regulation, and the interpretation of tax laws and regulations. Changes in legislation, regulation or interpretation of existing laws and regulations, including the changes to the federal tax code pursuant to the Tax Cuts and Jobs Act, could increase our taxes and have an adverse effect on our operating results and financial condition.

As a result of the Tax Cuts and Jobs Act, we will benefit from a reduction of our corporate income tax rate. However, the impact of the various limitations, reductions and the repeal of certain expenses, deductions and tax credits are presently unknown and the tax liability of our businesses may be increased, which could have an adverse effect on our operating results and financial condition.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state, and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation;
•	changes in tax laws, regulations or interpretations thereof; or
•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, and local taxing authorities. The impact of the Tax Cuts and Jobs Act as well as outcomes from these audits could have an adverse effect on our operating results and financial condition.

Risks Related to Our Indebtedness

We may use additional leverage in executing our business strategy, which may adversely affect our businesses.

As of December 31, 2018, the principal amount of our total indebtedness was approximately $185.6 million, consisting of (i) $37.2 million under the SIC revolving credit facility, (ii) $144.2 million under the ASG term loan, and (iii) $4.2 million of vehicle and equipment loans, capital leases, and other term debt. Additionally, as of December 31, 2018, there was also $0.3 million of outstanding letters of credit.  We had the ability to access approximately $52.5 million of unused borrowings available under the SIC revolving credit facility as of December 31, 2018, and, as part of our growth strategy, we may incur a significant amount of additional debt in the future. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. If new debt is added to our current debt levels, the related risk that we now face could intensify.

Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized; however, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

Incurring a substantial amount of debt could have important consequences for our businesses, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
•	increasing our vulnerability to adverse economic or industry conditions;
•

limiting our ability to obtain additional financing on acceptable terms, or at all, to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•

requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	placing us at a competitive disadvantage to less leveraged competitors.

We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of the indebtedness that we will incur on commercially reasonable terms, or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay our indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future financing arrangements.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.

Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, covenants (financial and otherwise) affecting our ability to incur additional debt, incur liens, make certain investments, sell our shares, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. The restrictions contained in our financing arrangements could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans. If we fail to meet or satisfy any of these covenants in our financing arrangements, we would be in default under these arrangements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. In addition, our financing arrangements may contain cross-default provisions. As a result, if we default in our payment or performance obligations under one of our financing arrangements and, in some cases, if the amount due thereunder is accelerated, other financing arrangements, if any, may be declared in default and accelerated even though we are meeting payment and performance obligations on those other arrangements. If this occurs, we may not have sufficient available cash to pay all amounts that are then due and payable under our financing arrangements, and we may have to seek additional debt or equity financing, which may not be available on acceptable terms. If alternative financing is not available, we may have to curtail our investment activities and/or sell assets in order to obtain the funds required to make the accelerated payments or seek ways to restructure the loan obligations. If we default on several of our financing arrangements or any single significant financing arrangement, it could have a material adverse effect on our businesses, prospects, liquidity, financial condition, and results of operations.

Interest expense on debt we will incur may limit our cash available to fund our growth strategies.

Our current financing arrangements have, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of such events could materially and adversely affect our cash flows and results of operations.

We may require additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

The expansion and development of our businesses may require significant capital, which we may be unable to obtain, to fund our capital expenditures, operating expenses, working capital needs, and potential strategic acquisitions. In accordance with our growth strategy, we may opportunistically raise additional debt capital to help fund the growth of our businesses, subject to market and other conditions, but such debt capital may not be available to us on a timely basis to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

To a large extent, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our businesses will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before its maturity or obtain additional equity or debt financing. We cannot assure you that we will be able to do so on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our businesses.

Risks Related to Our Organization and Structure

Certain anti-takeover defenses and applicable law may limit the ability of a third party to acquire control of us.

Our amended and restated certificate of incorporation (which we refer to as our “charter”), our amended and restated bylaws (which we refer to as our “bylaws”), and Delaware law contain provisions that may delay or prevent a transaction or a change in control of our Company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock. Certain of these provisions are described below.

Selected provisions of our charter and bylaws. Our charter and/or bylaws contain anti-takeover provisions that:

•

authorize our board of directors, without further action by the stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series, and with respect to each such series, to fix the number of shares constituting that series, the powers, rights and preferences of the shares of that series, and the qualifications, limitations and restrictions of that series;

•

require that, subject to the express rights, if any, of the holders of any series of preferred stock, actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;

•	specify that special meetings of our stockholders can be called only by the chairman of our board of directors, our chief executive officer, our president, or the majority of our board of directors;
•	provide that our bylaws may be amended by our board of directors without stockholder approval;
•

provide that, subject to the express rights, if any, of the holders of any series of preferred stock, directors may be removed from office only by the affirmative vote of the holders of at least a majority of the voting power of our capital stock entitled to vote generally in the election of directors;

•

provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a vote of a majority of directors then in office, although less than a quorum;

•

provide that, subject to the express rights, if any, of the holders of any series of preferred stock, any amendment, alteration or repeal of our charter provisions, or the adoption of any new or additional provision, inconsistent with our charter provisions relating to the management of our Company by our board of directors, the calling of special meetings of our stockholders, the prohibition against stockholder action by written consent, and amendment of our charter, requires the affirmative vote of the holders of at least 66  2⁄3% of the voting power of our capital stock entitled to vote generally in the election of directors;

•

provide that the stockholders may amend, alter or repeal our bylaws, or adopt new or additional provisions of our bylaws, only with the affirmative vote of at least 66 2⁄3% of the voting power of our capital stock entitled to vote generally; and

•	establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting.

Selected provisions of Delaware law. We are a Delaware corporation, and we have elected to be subject to Section 203 of the General Corporation Law of the State of Delaware (which we refer to as the “DGCL”) by provision of our charter. In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

•

before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;

•

upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of our Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•

following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2 / 3% of our outstanding voting stock not owned by the interested stockholder.

The DGCL generally defines “interested stockholder” as any person who, together with affiliates and associates, is the owner of 15% or more of our outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination.

Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of the Company.

The employment agreements we have entered into with Tyrone Johnson, Nadeem Moiz, Kendall Hoyd and Sunil Palakodati, our Chief Executive Officer, Chief Financial Officer, President—RDS, and President—ASG, respectively, each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.  Furthermore, these provisions could delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of our Class A Common Stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our Class A Common Stock.

Our bylaws provide that the state and federal courts located within the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, and further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that the state or federal courts located within the State of Delaware will be the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•	any action asserting a claim arising pursuant to any provision of the DGCL;
•	any civil action to interpret, apply, enforce or determine the validity of the provisions of our charter or our bylaws; and
•	any action asserting a claim governed by the internal affairs doctrine.

Our bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Furthermore, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in any of our securities will be deemed to have notice of and consented to the choice of forum provisions of our bylaws described above.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. The enforceability of similar choice of forum provisions in other companies’ bylaws has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable. If a court were to find either choice of forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such dispute in other jurisdictions, which could seriously harm our business and financial condition.

We may change our operational policies, investment guidelines and business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our board of directors determines our operational policies, investment guidelines and business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our businesses, prospects, liquidity, financial condition, and results of operations.

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A Common Stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to as the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements in the registration statement for the emerging growth company’s initial public offering of common equity securities, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”), reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements. We have elected to adopt these reduced disclosure requirements.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates.

We would cease to be an “emerging growth company” upon the earliest of (i) December 31, 2023, which is the last day of the fiscal year following the fifth anniversary of the first sale of our Class A Common Stock pursuant to our effective registration statement under the Securities Act, (ii) the last day of the fiscal year during which our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year (and we have been a public company for at least 12 months and have filed at least one annual report on Form 10-K).

We cannot predict if investors will find our Class A Common Stock less attractive as a result of our taking advantage of these exemptions. If some investors find our Class A Common Stock less attractive as a result of our choices, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.

We are subject to financial reporting and other requirements as a newly public company for which our accounting and other management systems and resources may not be adequately prepared.

As a public company with listed equity securities, we are required to comply with certain laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the Nasdaq Capital Market, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.

These reporting and other obligations will place significant demands on our management, administrative, operational, and accounting resources and will cause us to incur significant expenses. We may in the future need to upgrade our information systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our businesses, prospects, liquidity, financial condition and results of operations.

If we are unable to design, implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our Class A Common Stock.

We are currently not required to comply with Section 404 of the Sarbanes-Oxley Act, and therefore are not yet required to make an assessment of the effectiveness of our internal control over financial reporting for that purpose. However, as a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we will be required to furnish a report by our management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, at the time we file our second annual report on Form 10-K with the SEC, which will be for our year ending December 31, 2019. However, if we continue to take advantage of the exemptions contained in the JOBS Act, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act and we are an accelerated filer or large accelerated filer within the meaning of Section 12b-2 of the Exchange Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

We are in the process of designing, implementing and testing our internal control over financial reporting, which process is time consuming, costly and complex.

If we are unable to design, implement and test our internal control over financial reporting in a timely manner or if, in the future, we identify other control deficiencies or material weaknesses in our accounting and financial reporting processes, we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected, and we could become subject to investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, which could require additional financial and management resources.

Operation on multiple Enterprise Resource Planning (which we refer to as “ERP”) information systems may negatively impact our operations.

We are highly dependent on our information systems infrastructure to process orders, purchase materials, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain internal controls, produce financial data, and otherwise carry on our businesses in the ordinary course. Our RDS segment intends to implement a system that will enhance its ability to scale rapidly, and our ASG segment currently has significant operations on two different ERP platforms. Consequently, both segments have undertaken significant ERP implementation or conversion projects that are intended to be completed in 2019. While we believe we have the experience, skill and management abilities, as well as access to the necessary experts and consultants, to plan and execute these projects without significant disruption to our businesses, ERP implementations and conversions are very complex and inherently subject to risks and uncertainty. There is no assurance that the projects will succeed or that failure in the design, programming, software or implementation will not cause significant disruption to our businesses. Such a disruption could cause project cost overruns, which may be significant, losses in revenue, increases in operating costs, and reduced customer satisfaction, all of which would lead to a decline in profitability over the short term and possibly the long term.

We are also in process of implementing appropriate consolidation, analysis and reporting tools to facilitate effective monitoring of business results and variances, enable prompt and accurate financial period closes, and produce the necessary data and reports for board reports, financial statement audits and public company filings. This project is also complex and subject to delays, reporting errors, and the potential inability to effectively close our books and report our results on a timely basis, if at all, which may cause the market to lose confidence in our ability to effectively manage and control our businesses. This may in turn adversely affect our financial condition and the market value of our Class A Common Stock.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our businesses, prospects, liquidity, financial condition and results of operations.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company and substantially all of our businesses are conducted through our direct and indirect subsidiaries. We derive all of our operating income from RDS, ASG, and their respective subsidiaries. Other than any cash we may retain, substantially all of our assets will be held by our direct and indirect subsidiaries. We will rely on the earnings and cash flows of RDS, ASG, and their respective subsidiaries.

We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries and the covenants of any future outstanding indebtedness that our subsidiaries incur.

Failure by our directors, officers or employees to comply with applicable codes of conduct could materially and adversely affect us.

We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees. Our adoption of this code and other standards of conduct is not a representation or warranty that all persons subject to this code or standards are or will be in complete compliance. The failure of a director, officer or employee to comply with the applicable code or standards of conduct may result in termination of the relationship and/or adverse publicity, which could materially and adversely affect us.

Risks Related to the Ownership of our Class A Common Stock

A trading market for our Class A Common Stock may not be sustained and our Class A Common Stock prices could decline.

Although our Class A Common Stock is currently listed for trading on the Nasdaq Capital Market under the symbol “SIC,” an active trading market for the shares of our Class A Common Stock may not be sustained.  Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for shares of our Class A Common Stock will be sustained;
•	the liquidity of any such market;
•	the ability of our stockholders to sell their shares of Class A Common Stock; or
•	the price that our stockholders may obtain for their Class A Common Stock.

In addition, the securities markets in general and our Class A Common Stock have experienced price and volume volatility over the past year.  The market price and volume of our Class A Common Stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates and a change in sentiment in the market regarding our industry, operations or business prospects.  In addition to the other risk factors discussed in this section, the price and volume volatility of our Class A Common Stock may be affected by:

•	actual or anticipated variations in our quarterly operating results;
•	changes in market valuations of similar companies;
•	adverse market reaction to the level of our indebtedness;
•	additions or departures of key personnel;
•	actions by stockholders;
•	speculation in the press or investment community;
•	negative publicity regarding us specifically or our businesses generally;
•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	our operating performance and the performance of other similar companies;
•	changes in accounting principles; and
•	passage of legislation or other regulatory developments that adversely affect us or the building products supply and services industry.

If an active market is not maintained, or if our Class A Common Stock continues to experience price and volume volatility, the market price of our Class A Common Stock may decline.

If securities analysts do not publish research or reports about our Company, or if they downgrade our Class A Common Stock, the price of our Class A Common Stock could decline.

The trading market for our Class A Common Stock could be influenced by any research and reports that securities or industry analysts publish about us or our Company. We currently have limited research coverage by securities and industry analysts, with only one analyst covering us. If no other securities or industry analysts commence coverage of our Company, the trading price for our Class A Common Stock could be negatively impacted. In the event one or more securities or industry analysts covering our Company downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our Company, our Class A Common Stock price would likely decline. If any of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our Class A Common Stock could decrease, which could cause our Class A Common Stock price and trading volume to decline.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the development and expansion of our businesses and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant in its discretion. Accordingly, you may need to sell your shares of our Class A Common Stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them, or at all for an indefinite period of time, except as permitted under the Securities Act and the applicable securities laws of any other jurisdiction.

Future sales of our Class A Common Stock, other securities convertible into our Class A Common Stock, or our preferred stock, or the perception in the public markets that these sales may occur, could cause the market value of our Class A Common Stock to decline.

Our board of directors is authorized, without your approval, to cause us to issue additional shares of our Class A Common Stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into our Class A Common Stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Sales of substantial amounts of our Class A Common Stock or of preferred stock could cause the market price of our Class A Common Stock to decrease significantly. We cannot predict the effect, if any, of future sales of our Class A Common Stock or the perception that these sales may occur, or the availability of our Class A Common Stock for future sales, on the value of our Class A Common Stock. Sales of substantial amounts of our Class A Common Stock by any large stockholder, or the perception that such sales could occur, may adversely affect the market price of our Class A Common Stock.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay dividends or make liquidating distributions to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our Class A Common Stock bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting their ownership interest in our Company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have 61 locations, each of which is leased. Our corporate headquarters are located at 400 Galleria Parkway, Suite 1760, Atlanta, Georgia 30339.

The locations and uses of our top 20 locations, which comprise approximately 83% of our revenue, are as follows:

Location	Segment	Purpose
Anaheim, CA (East Hunter Avenue)	RDS	Design Center / Office / Warehouse
Anaheim, CA (Blue Gum Street)	RDS	Distribution / Office / Warehouse
Austin, TX	ASG	Design Center /Distribution /Office/Warehouse
Denver, CO	ASG	Distribution / Office / Warehouse
Escondido, CA	RDS	Design Center / Distribution / Office / Warehouse
Fife, WA	ASG	Distribution / Office / Warehouse
Fairfield, CA	RDS	Office / Warehouse
Gilroy, CA	RDS	Countertop Fabrication / Office / Warehouse
La Mirada, CA	RDS	Design Center / Distribution / Office / Warehouse
Lenexa, KS	ASG	Design Center / Distribution / Office / Warehouse
Livermore, CA	RDS	Design Center / Distribution / Office / Warehouse
Nashville, TN	ASG	Design Center / Distribution / Office / Warehouse
Oklahoma City, OK	ASG	Design Center / Warehouse
Phoenix, AZ	RDS	Design Center / Office / Warehouse
Portland, OR	ASG	Distribution / Office / Warehouse
Sacramento, CA	RDS	Design Center / Office
Seattle, WA	ASG	Distribution / Office / Warehouse
Simi Valley, CA (Agate Court)	RDS	Office / Warehouse
Sun Valley, CA	ASG	Design Center / Distribution / Office / Warehouse
Van Nuys, CA	ASG	Design Center / Office / Warehouse

Item 3. Legal Proceedings.

From time to time, we are involved in various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. While the outcomes of these matters are generally not presently determinable, we do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is traded on the Nasdaq Capital Market under the ticker symbol “SIC.” The range of high and low sale prices of our common stock as reported by the Nasdaq is set forth in the table below:

	3rd Qtr	4th Qtr
Fiscal Year 2018
High	$13.00	$10.92
Low	$9.65	$5.94

Holders

On March 11, 2019, there were 293 stockholders of record of our Class A Common Stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Performance Graph

The graph below compares the cumulative total returns of our Class A Common Stock with that of the Nasdaq Composite Index, Russell 2000 Index and the S&P Small Cap 600 Index, for the period commencing on August 16, 2018 (the date our Class A Common Stock commenced trading on the Nasdaq Capital Market) and ending on December 31, 2018. All values assume an initial investment of $100 on August 16, 2018 and reinvestment of dividends. The points on the graph represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A Common Stock.

Comparison of Cumulative Total Return
among Select Interior Concepts, Inc., Nasdaq Composite Index, Russell 2000 Index,
and S&P Small Cap 600 Index

Item 6. Selected Financial Data.

The following table summarizes certain financial data for the periods presented:

	Year Ended December 31,
(in thousands, except share data)	2018	2017	2016
Statements of Operations Data:
Total revenue	$489,757	$352,952	$233,868
Gross profit	133,454	103,889	66,829
Gross margin	27.2%	29.4%	28.6%
Income from operations	$12,097	$6,162	$14,425
Total other expense, net	13,583	14,189	4,736
(Loss) income before provision for income taxes	$(1,486)	$(8,026)	$9,689
Provision for income taxes	989	3,320	2,634
Net (loss) income	$(2,475)	$(11,346)	$7,055
Balance Sheet Data (end of year):
Cash, cash equivalents and restricted cash	$6,362	$5,547	$4,727
Accounts receivable, net	63,601	45,284	27,904
Inventory	108,270	87,629	31,654
Total assets	416,014	320,246	136,507
Accounts payable	37,265	38,491	20,988
Accrued expenses and other current liabilities	27,620	19,840	6,417
Line of credit	36,706	19,269	11,027
Long-term debt, net of current portion and financing fees	142,442	86,897	43,573
Total liabilities	267,320	172,159	96,766
Stockholders' equity	148,694	148,088	39,741
Supplemental Financial Data:
Cash provided by (used in):
Operating activities	$12,212	$(8,367)	$15,540
Investing activities	(80,624)	(118,836)	(14,787)
Financing activities	72,227	128,024	1,653
Net income (loss) per common share:
Basic and diluted	$0.10	$(0.22)	$—
Weighted average number of common shares outstanding:
Basic and diluted	25,634,342	25,614,626	—

Basic and Diluted EPS and weighted average shares outstanding includes both Class A Common Stock and Class B Common Stock for the year ended December 31, 2017.  In August 2018, each then remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Item 6. “Selected Financial Data” above and the accompanying consolidated financial statements and related notes included in this Annual Report.

The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report, particularly in the sections entitled “Special Note Regarding Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this Annual Report.

Overview

Select Interior Concepts, Inc. (collectively with all of its subsidiaries, “SIC,” the “Company,” “we,” “us” and “our”) is an installer and nationwide distributor of interior building products with market positions in residential interior design services. Through our Residential Design Services (which we refer to as “RDS”) operating segment, we serve national and regional homebuilders by providing an integrated, outsourced solution for the design, consultation, sourcing, distribution and installation needs of their homebuyer customers. Through our 21 design centers, our consultants work closely with homebuyers in the selection of a broad array of interior products and finishes, including flooring, cabinets, countertops, wall tile, finish carpentry, shower enclosures and mirrors, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior product categories to provide for the homebuyer. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital. We also have leading market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles through our other operating segment, Architectural Surfaces Group (which we refer to as “ASG”). ASG sources natural and engineered stone from a global supply base and markets these materials through a national network of distribution centers and showrooms. In addition to serving the new residential and commercial construction markets with these materials, we also distribute them to the repair and remodel (which we refer to as “R&R”) market.

Our platform originated in September 2014, when affiliates of Trive Capital Management LLC (which we refer to as “Trive Capital”) acquired RDS, which in turn acquired the assets of PT Tile Holdings, LP (which we refer to as “Pinnacle”) in February 2015, and 100% of the equity interests in Greencraft Holdings, LLC (which we refer to as “Greencraft”) in December 2017. In 2018, RDS then acquired the assets of Summit Stoneworks, LLC (which we refer to as “Summit”) in August 2018 and 100% of the equity interests in T.A.C. Ceramic Tile Co. (which we refer to as “TAC”) in December 2018.

Affiliates of Trive Capital also formed a consolidation platform in the stone countertop market by acquiring 100% of the equity interests in Architectural Granite & Marble, LLC in June 2015, which in turn acquired the assets of Bermuda Import-Export, Inc. (which we refer to as “Modul”) in July 2016, 100% of the equity interests in Pental Granite and Marble, LLC (which we refer to as “Pental”) in February 2017, and the assets of Cosmic Stone & Tile Distributors, Inc. (which we refer to as “Cosmic”) in October 2017, and these acquired businesses were combined to form ASG. ASG then acquired the assets of Elegant Home Design, LLC (which we refer to as “Bedrock”) in January 2018, the assets of NSI, LLC (which we refer to as “NSI”) in March 2018, and the assets of The Tuscany Collection, LLC (which we refer to as “Tuscany”) in August 2018.

November 2017 Restructuring Transactions

In November 2017, Select Interior Concepts, Inc. entered into a series of restructuring transactions (which we refer to as the “November 2017 restructuring transactions”) pursuant to which it acquired all of the outstanding equity interests in each of RDS and ASG, including all of their respective wholly-owned subsidiaries. Following the November 2017 restructuring transactions, Select Interior Concepts, Inc. became a holding company that wholly owns RDS and ASG.

November 2017 Private Offering and Private Placement

In November 2017, we completed a private offering and private placement pursuant to which we issued an aggregate of 21,750,000 shares of our Class A Common Stock, which included shares issued pursuant to the exercise of the option granted by us to the initial purchaser and placement agent thereunder, in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (which we refer to as the “Securities Act”), provided by Rule l44A, Regulation S, and Rule 506 of Regulation D under the Securities Act (which we refer to as the “November 2017 private offering and private placement”). We received net proceeds of $240.5 million from the November 2017 private offering and private placement, and we used $122.8 million in connection with the November 2017 restructuring transactions, which included our acquisition of all of the outstanding equity interests in each of RDS and ASG and the repurchase by us of shares of our Class B Common Stock from existing stockholders, and $112.8 million to repay our outstanding indebtedness, with the remaining $4.9 million of the net proceeds being used for working capital and general corporate purposes.

Listing of Class A Common Stock on the Nasdaq Capital Market

On August 13, 2018, our shelf registration statement was declared effective by the SEC, and on August 16, 2018, our Class A Common Stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SIC.” At such time, each then remaining share of our Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.

Operating Segments

We have defined each of our operating segments based on the nature of its operations and its management structure and product offerings. Our management decisions are made by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker. Our management evaluates segment performance based on operating income. Our two reportable segments are described below.

Residential Design Services

RDS, our interior design and installation segment, is a service business that provides design center operation, interior design, product sourcing, and installation services to homebuilders, homeowners, general contractors and property managers. Products sold and installed by RDS include flooring, countertops, cabinets, wall tile, interior trim (doors, moldings, door and window casing), shower enclosures and doors, mirrors, and window treatments. New single-family and multi-family construction are the primary end markets, although we intend to explore growth opportunities in other markets, such as the R&R market.

Architectural Surfaces Group

ASG, our natural and engineered stone countertop distribution segment, distributes granite, marble, and quartz slabs for countertop and other uses, and ceramic and porcelain tile for flooring and backsplash and wall tile applications. Primary end markets are new residential and commercial construction and the R&R market.

Key Factors Affecting Operating Results

Our operating results are impacted by changes in the levels of new residential construction and of the demand for products and services in the R&R market. These are in turn affected by a broad range of macroeconomic factors including the rate of economic growth, unemployment, job and wage growth, interest rates, multi-family project financing, and residential mortgage lending conditions. Other important underlying factors include demographic variables such as household formation, immigration and aging trends, housing stock and vacant inventory levels, changes in the labor force, raw materials prices, the legal environment, and local and regional development and construction regulation.

Demand for our products and services is dependent on the overall levels of new residential construction and investment in residential remodeling. These variables are in turn affected by macroeconomic variables such as employment levels, income growth, consumer confidence, interest rates generally, and mortgage rates specifically.

During the Great Recession from 2007 to 2009, our revenue and profits declined significantly as demand for our products collapsed with the dramatic decline in residential construction. Since the trough of that recession in 2009, residential investment and demand for our products have entered into a sustained period of growth.  We believe we are well positioned to take advantage of long-term growth trends in the single-family and R&R markets. We also believe that there is significant opportunity for additional penetration of the multi-family segment of the housing market.

Material Costs

The materials that we distribute and install are sourced through a wide array of quarries, manufacturers, and distributors located in the United States, Mexico, South America, Europe, Africa and Asia. As demand for these products continues to grow with housing demand, we expect that we may be subject to cost increases from time to time. There is no guarantee that our relationships with our customers will be such that we can pass these increases on to our customers. Affordability issues in new residential construction could temper our homebuilder customers’ ability to raise their prices, which could in turn limit our ability to increase prices to compensate for increases in our costs of materials. We believe, however, that over the long term, these same forces affecting housing prices would also limit our suppliers’ ability to increase prices, which would help us maintain our margins.

Labor Costs

Installation labor is a significant component of our aggregate labor force of approximately 1,360 employees. With the unemployment rate at 3.9% in December 2018 according to the U.S. Bureau of Labor Statistics, there is no guarantee that we will be able to attract the type and quality of skilled labor that we need in sufficient quantities to accomplish our growth plans. Correspondingly, we expect that tight labor markets will continue to lead to upward pressure on wages and could impact our gross profit margin and overall profitability negatively.

We believe, however, that our scale will continue to give us the ability to provide steady work, an attractive benefits package, and a beneficial work environment, particularly as compared to our smaller competitors. Over time, we expect that the combination of these factors will gradually increase our relative advantage over smaller and less sophisticated competitors.

Operating and Administrative Costs

We incur costs related to the operation and administration of our businesses that are reported as period expenses separately from Cost of Goods Sold. These expenses include, but are not limited to, purchasing of materials, sales and distribution and shipping of our products, project management, customer service, human resources, accounting, information technology, general management, public company costs, and others. These costs will likely continue to grow as our businesses grow, but we believe that, overall, they will grow more slowly than the rate at which our gross profit grows due to improved utilization rates of these resources and the fact that we have implemented and intend to continue to implement scalable technology and process improvements that increase the efficiency of our operations.

Cyclicality and Seasonality

Our businesses are both cyclical and seasonal based on the homebuilding industry in the markets we serve. Because of the timing of installation of our major product lines, which are mainly installed near the end of the construction process, as well as overall housing seasonality, our sales activity is normally weighted toward the second half of the calendar year.

Homebuilding-based businesses are also generally cyclical. Our financial performance will be impacted by economic changes nationally and locally in the markets we serve. The building products supply industry is dependent on new home construction and subject to cyclical market pressures. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies, and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

After the dramatic recession that ran from 2007 to 2009, there have been nine straight years of relatively steady growth. While we believe that the underlying fundamentals of demand for new housing units and residential investment are indicative of continued growth into the future, there can be no assurance that macroeconomic or other factors will not change unexpectedly and cause a downturn in housing construction.

Non-GAAP Measures

In addition to the results reported in accordance with United States generally accepted accounting principles (which we refer to as “GAAP”), we have provided information in this Annual Report relating to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin.

EBITDA is defined as consolidated net income before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as consolidated net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense, (iv) stock compensation expense, and (v) adjustments for costs that are deemed to be transitional in nature or not related to our core operations, such as severance, facility closure costs, and professional, financing and legal fees related to business acquisitions, or similar transitional costs and expenses related to business investments, greenfield investments, and integrating acquired businesses into our Company. Adjusted EBITDA margin is calculated as a percentage of our net revenue. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures used by us as supplemental measures in evaluating our operating performance.

Key Components of Results of Operations

Net Revenue. Net revenue consists of revenue net of our homebuilder customers’ participation, which is their share of revenue from our sales of upgrades. In single-family construction, revenue is recognized when the work is complete or complete in all material respects. In multi-family construction, revenue is recognized on a percentage of completion basis as these projects often take place over several months. In our ASG segment, net revenue is derived from the sale of stone products and is recognized when such products have been accepted at the customer’s designated location.

Cost of Revenue.   Cost of revenue consists of the direct costs associated with revenue earned by the sale and installation of our interior products in the case of our RDS segment, or by delivering product in the case of our ASG segment. In our RDS segment, cost of revenue includes direct material costs associated with each project, the direct labor costs associated with installation (including taxes, benefits and insurance), rent, utilities and other period costs associated with warehouses and fabrication shops, depreciation associated with warehouses, material handling, fabrication and delivery costs, and other costs directly associated with delivering and installing product in our customers’ projects, offset by vendor rebates. In our ASG segment, cost of revenue includes direct material costs, inbound and outbound freight costs, overhead (such as rent, utilities and other period costs associated with product warehouses), depreciation associated with fixed assets used in warehousing, material handling and warehousing activities, warehouse labor, taxes, benefits and other costs directly associated with receiving, storing, handling and delivering product to customers in revenue earning transactions.

Gross Profit and Gross Margin.   Gross profit is revenue less the associated cost of revenue. Gross margin is gross profit divided by revenue.

Operating Expenses.   Operating expenses include overhead costs such as general management, project management, purchasing, sales, customer service, accounting, human resources, depreciation and amortization, information technology, public company costs and all other forms of wage and salary cost associated with operating our businesses, and the taxes and benefits associated with those costs. We also include other general-purpose expenses, including, but not limited to, office supplies, office rents, legal, consulting, insurance, and non-cash stock compensation costs. Professional services expenses, including audit and legal, and transaction costs are also included in operating expenses and were a significant component of our total costs in 2018 due to our transition to being a public company.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Revenue. For the year ended December 31, 2018, net revenue increased by $136.8 million, or 38.8%, to $489.8 million, from $353.0 million for the year ended December 31, 2017.  This increase in net revenue was driven by the impact of organic growth and acquisitions in both our RDS and ASG operating segments.

In our RDS segment, net revenue increased by $75.2 million, or 38.9%, to $268.4 million for the year ended December 31, 2018, from $193.2 million for the year ended December 31, 2017. This increase was largely due to the acquisitions of Greencraft and Summit Stoneworks, which accounted for $55.6 million of the RDS growth.  Additionally, organic revenue increased $19.6 million through continued expansion of share in new geographies, increased product offerings, and price/mix.

In our ASG segment, net revenue increased by $62.9 million, or 39.0%, to $224.0 million for the year ended December 31, 2018, from $161.1 million for the year ended December 31, 2017.  This increase was largely due to the acquisitions of Cosmic, Bedrock, NSI, Pental and Tuscany which accounted for $52.5 million of the growth. Additionally, organic revenue increased $10.4 million due to volume increases, greenfield expansion, and price/mix.

Cost of Revenue. For the year ended December 31, 2018, cost of revenue increased by $107.2 million, or 43.0%, to $356.3 million, from $249.1 million for the year ended December 31, 2017.

In our RDS segment, cost of revenue increased by $54.3 million, or 38.7%, to $194.5 million for the year ended December 31, 2018, from $140.2 million for the year ended December 31, 2017. The acquisitions of Greencraft and Summit drove $37.8 million of the year over year increase. The remaining $16.5 million increase in cost of revenues was substantially driven by an increase in sales in the legacy RDS business.

In our ASG segment, cost of revenue increased by $54.2 million, or 49.2%, to $164.3 million for the year ended December 31, 2018, from $110.1 million for the year ended December 31, 2017. This increase was primarily due to the acquisitions of Cosmic, Bedrock, NSI, Pental and Tuscany contributing $41.1 million, as well as a $13.1 million increase in cost of revenue in the legacy ASG business.

Gross Profit and Margin. For the year ended December 31, 2018, gross profit increased by $29.6 million, or 28.5%, to $133.5 million, from $103.9 million for the year ended December 31, 2017.  For the year ended December 31, 2018, gross margin decreased by 2.2% to 27.2%, from 29.4% for the year ended December 31, 2017.

In our RDS segment, gross margin increased by 0.1% to 27.5% for the year ended December 31, 2018, from 27.4% for the year ended December 31, 2017. This increase was the result of improved margins from acquisitions and a slight shift in product and customer mix, partially offset by higher depreciation in cost of revenue.

In our ASG segment, gross margin decreased by 5.0% to 26.6% for the year ended December 31, 2018, from 31.6% for the year ended December 31, 2017. This decrease in margin was driven by the ramp up of our greenfield sites that delivered lower contribution margin than the base business as anticipated, lower margin from the opportunistic acquisitions of Cosmic, NSI and Bedrock, one-time non-cash charges, and higher depreciation in cost of revenue.

Operating Expense. For the year ended December 31, 2018, operating expenses increased by $23.7 million, or 24.3%, to $121.4 million, from $97.7 million for the year ended December 31, 2017. This increase in operating expenses was primarily due to selling, general, and administrative expenses from acquired businesses, non-cash long-term incentive plan expenses, one-time nonrecurring costs for completed acquisitions, the opening of greenfield locations, investments in SIC infrastructure as a new public company, the addition of M&A resources, and higher depreciation and amortization.

In our RDS segment, operating expenses increased by $6.5 million to $59.6 million for the year ended December 31, 2018, from $53.1 million for the year ended December 31, 2017. This increase was related to the Greencraft and Summit acquisitions, sales and marketing expenses to support increased revenues, and other expenses related to the growth of the business.

In our ASG segment, operating expenses increased by $4.7 million to $47.7 million for the year ended December 31, 2018, from $43.0 million for the year ended December 31, 2017. This increase was related to the Cosmic, Bedrock, NSI, Pental and Tuscany acquisitions, and expenses related to the opening of greenfield locations.

The remaining $14.0 million of the increase in operating expenses was related to costs for developing public company infrastructure, mergers and acquisitions resources, and stock-based compensation accrual expense incurred by the SIC parent company.

Depreciation and Amortization. For the year ended December 31, 2018, depreciation and amortization expenses increased by $5.7 million, or 38.5%, to $20.5 million, from $14.8 million for the year ended December 31, 2017.

In our RDS segment, depreciation and amortization expenses increased by $2.7 million, or 39.1%, to $9.6 million for the year ended December 31, 2018, from $6.9 million for the year ended December 31, 2017. This was primarily due to the depreciation associated with the acquired Greencraft and Summit assets and amortization related to intangible assets recognized in the purchase accounting for the Greencraft and Summit acquisitions.

In our ASG segment, depreciation and amortization expenses increased by $2.8 million, or 35.0%, to $10.8 million for the year ended December 31, 2018 from $8.0 million for the year ended December 31, 2017. Amortization of intangible assets acquired in the Bedrock and Tuscany acquisitions accounted for the majority of this increase with the remaining increase due to the depreciation of additional assets from new locations.

Interest Expense. For the year ended December 31, 2018, interest expense decreased by $2.3 million, or 16.8%, to $11.4 million, from $13.7 million for the year ended December 31, 2017. Our interest expense was reduced because we decreased our borrowing significantly by paying off our RDS term loan and repaying a significant amount of our ASG term debt with proceeds from the November 2017 private offering and private placement. We offset this decrease by increasing our long-term debt to finance the Greencraft, Bedrock, Tuscany, Summit and TAC acquisitions.

Income Taxes. For the year ended December 31, 2018, we recognized income tax expense of $1.0 million, a decrease of $2.3 million from income tax expense of $3.3 million for the year ended December 31, 2017.  Our deferred tax assets were revalued as a result of the Tax Cuts and Jobs Act in December 2017, which resulted in a $5.3 million increase to income tax expense in 2017.

Net (Loss) Income.  For the year ended December 31, 2018, net loss decreased by $8.8 million to $2.5 million, from $11.3 million for the year ended December 31, 2017.

Adjusted EBITDA.  For the year ended December 31, 2018, Adjusted EBITDA increased to $54.4 million, from $47.0 million for the year ended December 31, 2017, as a result of $7.7 million in organic growth and $13.7 million of incremental operating profit from acquisitions, partially offset by $14.0 million of additional cost and investments in SIC infrastructure as a new public company, establishing M&A resources, and increased cost of revenue and operating expenses in both operating segments.

Nonrecurring costs in 2018 include restructuring and severance related activity, acquisition and integrations costs, costs related to the filing of our Registration Statement on Form S-1, and greenfield costs.

	For the Year December 31,
(in thousands)	2018	2017
Consolidated net loss	$(2,475)	$(11,346)
Income tax expense	989	3,320
Interest expense	11,468	13,749
Depreciation and amortization	20,487	14,816
EBITDA	30,469	20,539
Consulting Fees to Trive Capital	—	1,008
Share Based and Transaction Incentive Compensation	2,626	16,794
Nonrecurring Costs	21,326	8,656
Adjusted EBITDA	$54,421	$46,997

Adjusted EBITDA Margin.  For the year ended December 31, 2018, Adjusted EBITDA margin decreased to 11.1%, from 13.3% for the year ended December 31, 2017. The decrease in the Adjusted EBITDA margin was primarily due to investments in SIC for public company infrastructure, establishing a business development function, certain acquisitions by ASG that have slightly lower margins than ASG’s legacy business, and increased costs of revenue and operating expenses in both operating segments.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Revenue.    For the year ended December 31, 2017, net revenue increased by $119.1 million, or 50.9%, to $353.0 million, from $233.9 million for the year ended December 31, 2016. Net revenue includes the elimination of intercompany sales.

In our RDS segment, revenue increased by $17.4 million, or 9.9%, to $193.2 million for the year ended December 31, 2017, from $175.8 million for the year ended December 31, 2016. This increase was largely due to the volume increases, measured in square feet of installed product, in our core business of flooring, countertops, and wall tile, as a result of a higher average size of the homes we serviced.

In our ASG segment, revenue increased by $102.3 million, or 173.9%, to $161.1 million for the year ended December 31, 2017, from $58.8 million for the year ended December 31, 2016. This increase was largely due to the Pental acquisition, which accounted for $84.7 million, or 82.8%, of the total growth for the year ended December 31, 2017. The remainder of the growth of $17.6 million in our ASG segment for the year ended December 31, 2017 was due to increased revenue from new locations and a full year of revenue attributable to the Modul acquisition, which closed in July 2016.

Cost of Revenue.   For the year ended December 31, 2017, cost of revenue increased by $82.1 million, or 49.1%, to $249.1 million, from $167.0 million for the year ended December 31, 2016.

In our RDS segment, cost of revenue increased by $12.2 million, or 9.5%, to $140.2 million for the year ended December 31, 2017, from $128.0 million for the year ended December 31, 2016. This increase in cost of revenue was primarily due to an increase in sales.

In our ASG segment, cost of revenue increased by $70.3 million, or 176.8%, to $110.1 million for the year ended December 31, 2017, from $39.8 million for the year ended December 31, 2016. This increase was due to the Pental acquisition and the resulting increase in revenue.

Gross Profit and Margin.   For the year ended December 31, 2017, gross profit increased by $37.1 million, or 55.5%, to $103.9 million, from $66.8 million for the year ended December 31, 2016. Gross margin also increased by 0.9% to 29.4% in 2017, from 28.6% in 2016. This increase was primarily due to higher margin ASG business comprising a greater portion of our revenue mix in 2017 versus 2016 due to the acquisition of Pental.

In our RDS segment, gross margin increased by 0.2% to 27.4% for the year ended December 31, 2017, from 27.2% for the year ended December 31, 2016. This increase was the result of a slightly favorable shift toward houses where we generally installed higher amounts of upgrades in 2017.

In our ASG segment, gross margin decreased by 0.8% to 31.6% for the year ended December 31, 2017, from 32.4% for the year ended December 31, 2016. This decrease was due to a slightly unfavorable shift in product mix.

Operating Expenses.    For the year ended December 31, 2017, operating expenses increased by $45.3 million, or 86.5%, to $97.7 million, from $52.4 million for the year ended December 31, 2016.

In our RDS segment, operating expenses increased by $13.8 million to $53.1 million for the year ended December 31, 2017, from $39.3 million for the year ended December 31, 2016.  $10.9 million of this increase was due to transaction costs and equity bonuses related to a February refinancing transaction and the November 2017 private offering and private placement. The remaining $2.9 million of the increase was a result of growth in volume during the year.

In our ASG segment, operating expenses increased by $29.9 million to $43.0 million for the year ended December 31, 2017, from $13.1 million for the year ended December 31, 2016.  $13.1 million of this increase was due to the addition of ten months of Pental operating expenses, $10.5 million was related to the financing for the Pental acquisition and bonus payments made as a result of the November 2017 private offering and private placement, and the rest was related to general company growth and costs associated with the opening of new locations.

The remaining $1.6 million of the increase in operating expenses was related to overhead costs incurred by us at the SIC parent company level.

Depreciation and Amortization.   For the year ended December 31, 2017, depreciation and amortization expenses increased by $5.6 million, or 61.3%, to $14.8 million, from $9.2 million for the year ended December 31, 2016.

In our RDS segment, depreciation and amortization expenses increased by $0.6 million, or 9.6%, to $6.9 million for the year ended December 31, 2017, from $6.3 million for the year ended December 31, 2016. This increase was due to an increase in fixed assets acquired to support revenue growth.

In our ASG segment, depreciation and amortization expenses increased by $5.0 million, or 171.4%, to $8.0 million for the year ended December 31, 2017, from $3.0 million for the year ended December 31, 2016. This increase was due almost entirely to depreciation associated with the acquired Pental assets and amortization related to intangible assets recognized in the purchase accounting for the Pental acquisition.

Interest Expense.    For the year ended December 31, 2017, interest expense increased by $9.0 million, or 191.5%, to $13.7 million, from $4.7 million for the year ended December 31, 2016. During the year ended December 31, 2017, our RDS segment increased its borrowing for the purpose of a dividend distribution, and our ASG segment increased its borrowing to finance the Pental acquisition, prior to our repayment of a significant amount of debt with a portion of the proceeds from the November 2017 private offering and private placement.

Income Taxes.    For the year ended December 31, 2017, we recognized income tax expense of $3.3 million, an increase of $0.7 million from income tax expense of $2.6 million for the year ended December 31, 2016. Our deferred tax assets were revalued as a result of the Tax Cuts and Jobs Act in December 2017, which resulted in a $5.3 million increase to income tax expense in 2017.

Net (Loss) Income.    For the year ended December 31, 2017, net income decreased by $18.4 million to a net (loss) of $(11.3) million, from net income of $7.1 million for the year ended December 31, 2016.

Adjusted EBITDA.    For the year ended December 31, 2017, Adjusted EBITDA increased to $47.0 million, from $27.4 million for the year ended December 31, 2016. Incremental operating profit from the Pental acquisition and an increase in operating profit in our RDS segment were partially offset by increases in operating expenses related to opening new locations in our ASG segment.

	For the Year Ended December 31,
(in thousands)	2017	2016
Consolidated net (loss) income	$(11,346)	$7,055
Income tax expense	3,320	2,634
Interest expense	13,749	4,736
Depreciation and amortization	14,816	9,187
EBITDA	20,539	23,612
Consulting Fees to Trive Capital	1,008	628
Share Based and Transaction Incentive Compensation	16,794	—
Nonrecurring Costs	8,656	3,173
Adjusted EBITDA	$46,997	$27,413

Adjusted EBITDA Margin. For the year ended December 31, 2017, Adjusted EBITDA margin increased to 13.3%, from 11.7% for the year ended December 31, 2016. The increase in the Adjusted EBITDA margin was primarily due to incremental operating profit from the Pental acquisition, which produced higher Adjusted EBITDA margin relative to our Company average prior to the Pental acquisition.

Customer Concentration

For the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue from one customer which accounted for 11.4%, 12.6% and 11.0% of total revenue, respectively. There were no customers which accounted for 10% or more of total accounts receivable, as of December 21, 2018 and 2017.

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

As of December 31, 2018, we had $6.4 million of cash and cash equivalents and $52.5 million of available borrowing capacity under our revolving credit facilities. Based on our positive cash flow, our ability to effectively manage working capital needs, and available borrowing capacity, we believe that we have sufficient funding available or in place to finance our operations and immediate growth plans.

Financing Sources; Debt

SIC Credit Facility

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018 (which we refer to as the “SIC Credit Facility”), with a commercial bank, which amended and restated each of the RDS credit agreement and the ASG credit agreements in their entirety.  The SIC Credit Facility is used by the Company, including both RDS and ASG, for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings of up to an aggregate of $90 million, after it was increased by $10 million through an amendment in December 2018, and which may be further increased to an aggregate amount not to exceed $130 million upon the satisfaction of certain conditions.

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

The revolving loans under the SIC Credit Facility bear interest at a floating rate equal to an index rate (which the Company can elect between an index based on a LIBOR based rate or an index based on a Prime, Federal Funds or LIBOR based rate) plus an applicable margin. The applicable margin is determined quarterly based on the borrowers’ average daily availability (calculated by reference to their accounts receivable and inventory that comprise their borrowing base) during the immediately preceding fiscal quarter. Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%).  All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions.  Letter of credit obligations are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

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

The SIC Credit Facility is subject to certain financial covenants.  At December 31, 2018, the Company was in compliance with the financial covenants.

As of December 31, 2018, $37.2 million was outstanding under the SIC Credit Facility.  The Company also had $0.3 million of outstanding letters of credit under the SIC Credit Facility at December 31, 2018.

Term Loan Facility

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with the lenders party thereto and Cerberus Business Finance, LLC, as the agent for the lenders (which we refer to as the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility.  The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was amended in August 2018 to adjust the borrowing capacity to $101.4 million and was amended in December 2018 to increase the borrowing capacity to $174.2 million.

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

Following the delivery of audited annual financial statements for each fiscal year, the Term Loan Facility requires the Company to prepay amounts outstanding under the Term Loan Facility with (i) 75% of the excess cash flow of the Company minus the aggregate principal amount of all optional prepayments made in such preceding fiscal year, if the leverage ratio is greater than 3.25:1.00, or (ii) 50% of the excess cash flow of the Company minus the aggregate principal amount of all optional prepayments made in such preceding fiscal year, if the leverage ratio is less than or equal to 3.25:1.00.

In addition, the Term Loan Facility also requires the Company to prepay amounts outstanding, subject to certain exceptions (and, with respect to clauses (i) and (ii) below, certain limited reinvestment rights), with: (i) 100% of the net proceeds of any asset disposition in excess of $0.75 million in any fiscal year, (ii) 100% of any insurance or condemnation awards that are greater than $2.5 million, (iii) 100% of the net proceeds of any equity issuances, (iv) 100% of the net proceeds of any issuance of indebtedness (other than certain permitted indebtedness), and (v) 100% of any net cash proceeds received outside the ordinary course of business.

All term loans under the Term Loan Facility are due and payable in full on February 28, 2023, subject to earlier acceleration upon certain conditions.

Under the Term Loan Facility, the Company is required to comply with certain customary restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to (i) incur additional indebtedness and liens, (ii) make certain capital expenditures, (iii) pay dividends and make certain other distributions, (iv) sell or dispose of property or assets, (v) make loans, (vi) make payment of certain debt, (vii) make fundamental changes, (viii) enter into transactions with affiliates, and (ix) engage in any new businesses. The Term Loan Facility also contains certain customary representations and warranties, affirmative covenants, and reporting obligations.

Substantially all of the Company’s assets are collateral for these loans except assets collateralized by the SIC Credit Facility which hold a senior position.  These assets include all of accounts receivable and inventory, with the exception of newly acquired assets from the TAC acquisition amounting to $7.0 million for accounts receivable and $4.3 million for inventory.  The Company is also restricted from paying dividends to its stockholders.  Additionally, substantially all of the net assets of the Company’s subsidiaries are restricted by the term loan agreement from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to these term loans. The Company was in compliance with all financial and nonfinancial covenants as of December 31, 2018 and 2017.

As of December 31, 2018, approximately $144.2 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. As of December 31, 2018, approximately $3.0 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent over 85% of our tangible assets as of December 31, 2018, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $100.2 million at December 31, 2018, compared to $73.4 million at December 31, 2017. Working capital levels have increased primarily due to current year acquisitions.

In our RDS segment, for the year ended December 31, 2018, working capital increased by $3.0 million to $16.9 million, compared to $13.9 million for the year ended December 31, 2017. Increases in accounts receivable and inventory associated with higher sales volume were offset by a corresponding increase in accounts payable.

In our ASG segment, for the year months ended December 31, 2018, working capital increased by $24.2 million to $84.9 million, compared to $60.7 million for the year ended December 31, 2017. This increase was largely due to inventory and accounts receivable increases related to the Cosmic, Bedrock, NSI, and Tuscany acquisitions. Higher levels of inventory outside of the acquisitions that contributed to the working capital increase were attributable to new branch locations and an increase of imported purchases in advance of expected tariffs on Chinese quartz and an expansion of the product line.

Cash Flows Provided by / (Used in) Operating Activities

Net cash provided by / (used in) operating activities was $12.2 million and $(8.4) million for the years ended December 31, 2018 and 2017, respectively. Net loss was $2.5 million and $11.3 million for the years ended December 31, 2018 and 2017, respectively.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $21.8, and $26.7 million for the years ended December 31, 2018 and 2017, respectively.

Changes in operating assets and liabilities resulted in net cash used of $7.1 million and $23.7 million for the years ended December 31, 2018 and 2017, respectively, due to investments in working capital.

Cash Flows Used in Investing Activities

For the year ended December 31, 2018, cash flow used in investing activities was $80.6 million, with $72.1 million resulting from our investments in acquisitions. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $8.5 million. For the year ended December 31, 2017, cash flow used in investing activities was $118.8 million, which consisted of $88.0 million for the acquisition of Pental and $26.8 million for the acquisition of Greencraft.  Capital expenditures for property and equipment, net of proceeds from disposals, totaled $4.1 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $72.2 million and $128.0 million for the years ended December 31, 2018 and 2017, respectively.  Cash flows provided by financing activities supported our acquisition strategies.

For the year ended December 31, 2018, we borrowed an additional $57.2 million in term debt, with debt issuance costs of $0.5 million, and made principal payments of $2.5 million. Aggregate net borrowings on the SIC Credit Facility were $17.9 million, with issuance costs of $0.5 million. Proceeds from employee stock purchases were $0.6 million.

For the year ended December 31, 2017, we raised $240.5 million in net proceeds from the November 2017 private offering and private placement, used $122.8 million to repurchase and retire shares of our Class B Common Stock, and made distributions to equityholders of $35.4 million. We also borrowed an additional $130.0 million in term debt and made principal payments of $88.9 million, for a net increase in term debt of $41.1 million. Aggregate net borrowings under the RDS credit facility and ASG credit facility were $8.2 million.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2018. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation(1)	$145,939	$1,879	$2,934	$141,126	—
Capital Lease Obligations(2)	2,155	544	1,169	262	180
Operating Lease Obligations(3)	70,009	14,482	26,413	17,631	11,483
Purchase Obligations(4)	78,760	38,580	40,180	—	—
Total	$296,863	$55,485	$70,696	$159,019	$11,663

(1)

Long-term debt obligations include principal payments on our term loans as well as our notes payable. Long-term debt obligations do not include interest or fees on the unused portion of our revolving letters of credit or financing fees associated with the issuance of debt.

(2)	Capital lease obligations include payments on capital leases for vehicles and equipment purchased.
(3)

We lease certain locations, including, but not limited to, corporate offices, warehouses, fabrication shops, and design centers. For additional information, see Note 10—Commitments and Contingencies to our consolidated financial statements included in this Annual Report.

(4)

These amounts take into account a contract with a supplier of engineered stone on an exclusive basis in certain states within the United States. As part of the terms of the exclusive right to distribute the products provided under the contract, we are obligated to take delivery of a certain minimum amount of product from this supplier. If we fall short of these minimum purchase requirements in any given calendar year, we have agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to us if such commitments are not met; however, in such a case, the supplier has reserved the right, under the contract, to withdraw the exclusive distribution rights granted to us. The amount of the payment is estimated by multiplying the minimum quantity required under the contract by the average price paid in 2018.  This amounts to approximately $36.2 million in 2019 and 2020.

In addition to the contractual obligations set forth above, as of December 31, 2018, we had an aggregate of approximately $37.2 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of December 31, 2018, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.

Revenue Recognition

Our revenue derived from the sale of imported granite, marble, and related items is recognized when persuasive evidence of an agreement exists through a purchase order or signed contract detailing the quantity and price, delivery per the agreement has been made, and collectability is reasonably assured.

Our contracts with our homebuilder customers are generally treated as short-term contracts for accounting purposes. These contracts will generally range in length from several days to several weeks. We account for these contracts under the completed contract method of accounting and will recognize revenue and cost of revenues when the contract is complete and performance has been delivered.

Our contracts related to multifamily projects are treated as long-term contacts for accounting purposes. Accordingly, the Company recognizes revenue using the percentage-of-completion method of accounting. For the years ended December 31, 2018 and 2017, multifamily projects accounted for approximately 2% and 5% of our combined revenues, respectively. At December 31, 2018 and 2017, the under billings (revenues in excess of billings) on multifamily projects in progress were not significant.

We estimate provisions for returns which are accrued at the time a sale is recognized. The Company also realized rebates to customers as a reduction to revenue in the period the rebate is earned.

Cost of Revenue

RDS’s cost of revenue is comprised of the costs of materials and labor to purchase and install products for our customers.

ASG’s cost of revenue primarily consists of purchased materials, sourcing fees for inventory procurement, and freight costs.

RDS and ASG also include payroll taxes and benefits, workers’ compensation insurance, vehicle-related expenses and overhead costs, including rent, depreciation, utilities, property taxes, repairs and maintenance costs in the cost of revenue.

Our cost of revenue is reduced by rebates provided by suppliers in the period the rebate is earned.

Accounts Receivable

Accounts receivable are recorded at net realizable value. We continually assess the collectability of outstanding customer invoices; and if deemed necessary, maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a customer’s ability to pay. We have the ability to place liens against the significant amount of RDS customers in order to secure receivables.  Actual customer collections could differ from the our estimates. At December 31, 2018 and 2017, the allowance for doubtful accounts was $0.5 million and $0.2 million, respectively.

Inventories

Inventories consist of stone slabs, tile and sinks, and include the costs to acquire the inventories and bring them to their existing location and condition. Inventory also includes flooring, cabinets, doors and trim, glass, and countertops, which have not yet been installed, as well as labor and related costs for installations in process. Inventory is valued at the lower of cost (using the specific identification and first-in, first-out methods) or net realizable value.

Intangible Assets

Intangible assets consist of customer relationships, trade names and non-compete agreements. We consider all our intangible assets to have definite lives and are being amortized on the straight-line method over the estimated useful lives of the respective assets or on an accelerated basis based on the expected cash flows generated by the existing customers as follows:

	Range of estimated useful lives	Weighted average useful life
Customer relationships	5 years – 15 years	10 years
Trade names	3 years – 11 years	8 years
Non-compete agreements	Life of agreement	4 years

Business Combinations

We record business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We account for goodwill in accordance with FASB ASC topic 350, Intangibles-Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets having indefinite useful lives. ASC topic 350 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires us to test goodwill for impairment at least annually. We test for impairment of goodwill annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We identified RDS and ASG as reporting units and determined each reporting unit’s fair value substantially exceeded such reporting unit’s carrying value. There were no impairment charges related to goodwill for the years ended December 31, 2018 and 2017.

Equity based compensation

We account for equity based awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service or performance period, which is usually equivalent to the vesting period.

Income Taxes

The provision for income taxes is accounted for under the asset and liability method prescribed by ASC 740 (Topic 740, Income Taxes). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rate changes are enacted.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

On December 22, 2017, the Tax Cuts and Jobs Act (which we refer to as the “Tax Act”) was adopted into law. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017.   As of December 31, 2018 and 2017, our deferred tax assets and liabilities were valued at the 21.0% rate expected for 2018 and beyond.

Our policy is to recognize interest and/or penalties related to all tax positions as income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We have recognized $0.5 million in interest and penalties related to uncertain tax positions as of December 31, 2018. No interest or penalties were accrued as of December 31, 2017.

Recent Accounting Pronouncements

See Note 1 – Organization and Business Description to our audited consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements issued.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements is calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future.  In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness.  At December 31, 2018, we had outstanding variable rate borrowings of approximately $181.3 million. Assuming the current level of borrowing under the variable rate debt facilities, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.8 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2018, 2017, and 2016.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 (Exhibits, Financial Statement Schedules) of Part IV of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (which we refer to as, together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Remediation and Changes in Internal Controls

In response to the previously disclosed material weakness existing as of December 31, 2017 and 2016, management has taken numerous steps to remediate this material weakness.  The material weakness identified by our management and our independent registered public accounting firm related to the fact that we do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting in a timely manner. This material weakness is a result of issues that arose in the preparation and presentation of financial statements, maintaining of supporting documentation and agreements, accounting for acquired businesses, accounting for intercompany transactions, correct balance sheet and income statements classifications, correct application of inventory valuation, accounting treatment of our returns policies, and effective monitoring and recording of accounting period cutoffs of revenues, receivables, inventory and liabilities.

Actions taken in 2018 to remediate included, but were not limited to, the following: (i) hiring additional resources with significant experience in public company accounting and reporting to strengthen our accounting team, (ii) conducting a company-wide assessment of our control environment, (iii) augmenting, documenting and formalizing our internal controls and financial reporting policies and procedures, and (iv) instituting appropriate review and oversight responsibilities within the accounting and financial management function. The material weakness was remediated as of December 31, 2018.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes during the fourth quarter of 2018 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this Item will be set forth in our definitive proxy statement (which we refer to as our “2019 Proxy Statement”) to be filed in connection with our 2019 Annual Meeting of Stockholders (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2018).  The information required by this Item to be contained in our 2019 Proxy Statement under the headings “Election of Directors,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Our Code of Business Conduct and Ethics is available in the “Investors—Corporate Governance—Governance Highlights—Governance Documents” section of our website located at www.selectinteriorconcepts.com.  To the extent required by applicable rules of the SEC and the Nasdaq Stock Market, we intend to disclose on our website any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics that apply to our Company's directors and executive officers, including our principal executive officer, principal financial officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The information required by this Item will be set forth in our 2019 Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our 2019 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our 2019 Proxy Statement under the heading “Related Transactions and Director Independence” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in our 2019 Proxy Statement under the heading “Fees Paid to Our Independent Registered Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)        The following documents are filed as part of this Annual Report on Form 10-K: Exhibits.

1.          Financial Statements. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

2.          Financial Statements Schedules.  See “Schedule I – SIC’s Condensed Parent Company Only Financial Statements” beginning on page F-49.

3.          Exhibits.  The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

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

10.1†

2017 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.2†

Form of Restricted Stock Agreement for use with the 2017 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.3†

Form of Phantom Stock Agreement for use with the 2017 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.4†

Employment Agreement, dated as of November 22, 2017, as amended by the Amendment to Employment Agreement, dated as of May 1, 2018, each by and between the Company and Tyrone Johnson (incorporated by reference to Exhibit 10.4 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.5†

Employment Agreement, dated as of August 17, 2018, by and between the Company and Nadeem Moiz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2018).

10.6†

Employment Agreement, dated as of November 22, 2017, by and between the Company and Kendall R. Hoyd (incorporated by reference to Exhibit 10.5 to the initial filing of the Registration Statement on Form S-1 of the Company (File No. 333-226101), filed with the SEC on July 9, 2018).

10.7†

Amendment to Employment Agreement, dated as of August 17, 2018, by and between the Company and Kendall R. Hoyd (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2018).

10.8†

Employment Agreement, dated as of November 22, 2017, by and between the Company and Sunil Palakodati (incorporated by reference to Exhibit 10.6 to the initial filing of the Registration Statement on Form S-1 of the Company (File No. 333-226101) filed with the SEC on July 9, 2018).

10.9†

Amendment to Employment Agreement, dated as of August 17, 2018, by and between the Company and Sunil Palakodati (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2018).

10.10†

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.11

Board Designee Agreement, dated December 15, 2017, by and between the Company and Gateway Securities Holdings, LLC. (incorporated by reference to Exhibit 10.22 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.12

Amended and Restated Loan, Security and Guaranty Agreement, dated as of June 28, 2018, by and among the Company and the Company’s subsidiaries party thereto, as borrowers and obligors, as applicable, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the SEC on September 6, 2018).

10.13

Financing Agreement, dated as of February 28, 2017, among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto as lenders, and Cerberus Business Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.14 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.14

First Amendment to Financing Agreement, dated as of November 22, 2017, among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto as lenders, and Cerberus Business Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.15 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-26101), filed with the SEC on July 9, 2018).

10.15

Second Amendment to Financing Agreement, dated as of December 29, 2017, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the SEC on September 6, 2018).

10.16

Third Amendment to Financing Agreement, dated as of June 28, 2018, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the SEC on September 6, 2018).

10.17

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

10.18

Fifth Amendment to Financing Agreement, dated as of December 31, 2018, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.19

Lease, dated September 4, 2015, by and between Scholten Family Trust, dated April 14, 1992, as lessor, and L.A.R.K. Industries, Inc., as lessee (incorporated by reference to Exhibit 10.16 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-26101), filed with the SEC on July 9, 2018).

10.20

Sharpen Business Analytics Consulting Agreement, dated as of March 1, 2015, by and between Residential Design Services and Sharpen Business Analytics (incorporated by reference to Exhibit 10.17 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-26101), filed with the SEC on July 9, 2018).

10.21

Registration Rights Agreement, dated as of November 22, 2017, among the Company, Trive Capital Fund I LP, Trive Capital Fund I (Offshore) LP, Trive Affiliated Coinvestors I LP, Tyrone Johnson, Kendall Hoyd, Sunil Palakodati, Tim Reed, and B. Riley FBR, Inc (incorporated by reference to Exhibit 10.8 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-26101), filed with the SEC on July 9, 2018).

10.22

Asset Purchase Agreement, dated as of August 31, 2018, by and among L.A.R.K. Industries, Inc., Summit Stoneworks, LLC and certain equityholders of Summit Stoneworks, LLC party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2018).

10.23

Repurchase Agreement, dated as of November 9, 2018, by and among Trive Capital Fund I LP, Trive Capital Fund I (Offshore) LP and Trive Affiliated Coinvestors I LP, and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the SEC on November 13, 2018).

21.1*	Subsidiaries of Select Interior Concepts, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Select Interior Concepts, Inc.

Date: March 15, 2019	By:	/s/ Tyrone Johnson
Tyrone Johnson
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyrone Johnson	Chief Executive Officer and Director	March 15, 2019
Tyrone Johnson	(Principal Executive Officer)

/s/ Nadeem Moiz	Chief Financial Officer	March 15, 2019
Nadeem Moiz	(Principal Financial and Accounting Officer)

/s/ J. David Smith	Chairman of the Board of Directors	March 15, 2019
J. David Smith

/s/ Donald F. McAleenan	Director	March 15, 2019
Donald F. McAleenan

/s/ Robert Scott Vansant	Director	March 15, 2019
Robert Scott Vansant

/s/ S. Tracy Coster	Director	March 15, 2019
S. Tracy Coster

/s/ Brett G. Wyard	Director	March 15, 2019
Brett G. Wyard

Index to Consolidated Financial Statements

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Interior Concepts, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Interior Concepts, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Los Angeles, California

March 15, 2019

Select Interior Concepts Consolidated Financial Statements

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018 and 2017

	As of December 31,
(in thousands, except share data)	2018	2017
Assets
Current assets
Cash	$6,362	$2,547
Restricted cash	3,000	3,000
Accounts receivable, net of allowance for doubtful accounts of $500 and $217 at December 31, 2018 and 2017, respectively	63,601	45,284
Inventories	108,270	87,629
Prepaid expenses and other current assets	2,809	2,625
Income taxes receivable	1,263	1,520
Total current assets	185,305	142,605
Property and equipment, net of accumulated depreciation of $13,038 and $6,669 at December 31, 2018 and 2017, respectively	19,798	13,226
Deferred tax assets, net	9,355	11,569
Goodwill	94,593	66,326
Customer relationships, net of accumulated amortization of $35,877 and $23,835 at December 31, 2018 and 2017, respectively	79,843	68,125
Intangible assets, net	20,872	14,138
Other assets	6,248	4,257
Total assets	$416,014	$320,246
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt, net of financing fees of $511 and $522 at December 31, 2018 and 2017, respectively	$1,368	$1,449
Current portion of capital lease obligations	500	229
Accounts payable	37,265	38,491
Income taxes payable	984	—
Accrued expenses and other current liabilities	27,620	19,840
Customer deposits	9,908	5,320
Total current liabilities	77,645	65,329
Line of credit	36,706	19,269
Long-term debt, net of current portion and financing fees of $1,618 and $1,673 at December 31, 2018 and 2017, respectively	142,442	86,897
Long-term capital lease obligations	1,544	664
Other long-term liabilities	8,983	—
Total liabilities	267,320	172,159
Commitments and contingencies (Note 10)	—	—
Stockholders' Equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,682,669 and 21,750,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	257	217
Class B common stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at December 31, 2018, and 3,864,626 shares issued and outstanding at December 31, 2017	—	39
Additional paid-in capital	156,601	153,520
Accumulated deficit	(8,164)	(5,689)
Total stockholders’ equity	148,694	148,087
Total liabilities and equity	$416,014	$320,246

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
(in thousands, except share data)	2018	2017	2016
Revenue, net	489,757	$352,952	$233,868
Cost of revenue	356,303	249,063	167,038
Gross profit	133,454	103,889	66,830
Selling, general and administrative expenses	121,357	97,727	52,405
Income from operations	12,097	6,162	14,425
Other expense:
Interest expense	11,426	12,761	4,735
Loss on extinguishments of debt	42	988	—
Other expense, net	2,115	439	1
Total other expense, net	13,583	14,188	4,736
(Loss) income before provision for income taxes	(1,486)	(8,026)	9,689
Provision for income taxes	989	3,320	2,634
Net (loss) income	$(2,475)	$(11,346)	$7,055
Less: net (loss) income attributable to Predecessor	$—	$(5,657)	$7,055
Net (loss) attributable to Select Interior Concepts, Inc.	$(2,475)	$(5,689)	$—
(Loss) per basic and diluted share of common stock
Basic Class A Common Stock	$(0.10)	$(0.22)	$—
Basic Class B Common Stock		$(0.22)	$—
Diluted Class A Common Stock	$(0.10)	$(0.22)	$—
Diluted Class B Common Stock		$(0.22)	$—
Weighted average shares outstanding
Basic Class A Common Stock	25,634,342	19,650,000	—
Basic Class B Common Stock		5,964,626	—
Diluted Class A Common Stock	25,634,342	19,650,000	—
Diluted Class B Common Stock		5,964,626	—

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2018, 2017, and 2016

	Predecessor		Class A Stockholders		Class B Stockholders
(in thousands, except share data)	Member Units	Members’ Capital	Class A Common Stock Shares Outstanding	Class A Common Stock	Class B Common Stock Shares Outstanding	Class B Common Stock	Total Additional Paid-in Capital	Total Accumulated Deficit	Total
Balance as of January 1, 2016	34,792,621	$20,411	—	$—	—	$—	$—	$—	$20,411
Net income	—	7,055	—	—	—	—	—	—	7,055
Dividends issued	—	(263)	—	—	—	—	—	—	(263)
Equity issued related to the acquisition of Modul	21,128,318	12,538	—	—	—	—	—	—	12,538
Balance as of December 31, 2016	55,920,939	39,741	—	—	—	—	—	—	39,741
Issuance of Class E-1 Units to existing members	21,736,168	—	—	—	—	—	—	—	—
Issuance of Class E-2 Units to Aquarius Seller, Inc. and an existing member	7,156,106	10,030	—	—	—	—	—	—	10,030
Dividends issued	—	(35,421)	—	—	—	—	—	—	(35,421)
Equity based compensation (See Note 12)	4,175,844	7,345	—	—	—	—	—	—	7,345
Net loss prior to November 2017 Restructuring Transactions and November 2017 Private Offering and Private Placement	—	(5,657)	—	—	—	—	—	—	(5,657)
Balance prior to November 2017 Restructuring Transactions and November 2017 Private Offering and Private Placement	88,989,057	16,038	—	—	—	—	—	—	16,038
Contribution of member units for Class B Common Stock	(57,361,484)	(10,264)	—	—	9,244,112	92	10,172	—	-
Repurchase of member units	(31,627,573)	(5,774)	—	—	—	—	(56,952)	—	(62,726)
Repurchase and retirement of Class B Common Stock	—	—	—	—	(5,379,486)	(53)	(59,981)	—	(60,034)
Sale of Class A Common Stock in November 2017 Private Offering and Private Placement, including follow-on offering of 3,000,000 shares of Class A Common Stock	—	—	21,750,000	217	—	—	240,284	—	240,501
Deferred tax asset adjustment	—	—	—	—	—	—	19,845	—	19,845
Balance subsequent to November 2017 Restructuring Transactions and November 2017 Private Offering and Private Placement	—	—	21,750,000		3,864,626	39	153,368	—	153,368
Equity based compensation	—	—		—	—	—	152	—	152
Net loss subsequent to November 2017 Restructuring Transactions and November 2017 Private Offering and Private Placement	—	—	—	—	—	—	—	(5,689)	(5,689)
Balance as of December 31, 2017	—	—	21,750,000	217	3,864,626	39	153,520	(5,689)	148,087
Equity based compensation	—	—	27,646	—		—	2,528	—	2,528
Issuances of Class A and Class B Stock	—	—	752	1	39,645		553	—	554
Special stock dividend and Class B cancellation	—	—	226,511	2	(226,511)	(2)	—	—	—
Conversion of Class B Stock to Class A Stock	—	—	3,677,760	37	(3,677,760)	(37)	—	—	—
Net loss	—	—	—	—	—	—	—	(2,475)	(2,475)
Balance as of December 31, 2018	—	$—	25,682,669	$257	—	$—	$156,601	$(8,164)	$148,694

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(2,475)	$(11,346)	$7,055
Adjustments to reconcile net (loss) income to net provided by cash (used in) operating activities:
Depreciation and amortization	20,487	14,816	9,187
Change in fair value of Greencraft Holdings, LLC earn-out liability	2,109	—	—
Equity based compensation	2,528	7,497	—
Deferred (benefit from) provision for income taxes	(4,186)	2,929	(1,896)
Amortized interest on deferred debt issuance costs	663	558	273
Loss on extinguishment of debt	42	988	—
Increase (decrease) in allowance for doubtful accounts	283	(127)	(101)
(Gain) loss on disposal of property and equipment, net	(139)	57	1
Changes in operating assets and liabilities:
Accounts receivable	(4,370)	(8,784)	3,348
Inventories	1,209	(24,024)	(4,345)
Prepaid expenses and other current assets	151	(1,616)	592
Related party receivable	—	—	44
Other assets	(174)	(110)	(248)
Accounts payable	(11,891)	9,166	(410)
Accrued expenses and other current liabilities	3,847	2,965	1,275
Income taxes payable (receivable)	1,240	(2,405)	504
Customer deposit	2,888	1,069	261
Net cash provided by (used in) operating activities	12,212	(8,367)	15,540
Cash flows used in investing activities
Purchase of property and equipment	(8,507)	(4,218)	(3,477)
Proceeds from disposal of property and equipment	6	144	30
Acquisition of T.A.C. Ceramic Tile Co., net of cash acquired	(40,189)	—	—
Acquisition of Summit Stoneworks, LLC	(16,000)	—	—
Acquisition of The Tuscany Collection, LLC	(4,152)	—	—
Acquisition of NSI, LLC	(290)	—	—
Acquisition of Elegant Home Design, LLC	(11,492)	—	—
Acquisition of Pental Granite and Marble, LLC, net of cash acquired	—	(88,001)	—
Acquisition of Greencraft Holdings, LLC, net of cash acquired	—	(26,762)	—
Acquisition of Bermuda Import-Export, Inc., net of cash acquired	—	—	(11,340)
Net cash used in investing activities	(80,624)	(118,837)	(14,787)
Cash flows provided by financing activities
Dividends issued	—	(35,421)	$(263)
Repurchase of member units	—	(62,725)	—
Repurchase and retirement of Class B Common Stock	—	(60,035)	—
Proceeds from November 2017 Private Offering and Private Placement, net of issuance costs of $18.0 million	—	240,501	—
Proceeds from issuance of equity	553	30	12,538
Proceeds (payment) on line of credit, net	17,886	8,242	(7,902)
Proceeds from term loan	57,250	130,000	—
Term loan deferred issuance costs	(958)	(2,952)	—
Payments on notes payable	(1,454)	(667)	(717)
Principal payments on long-term debt	(1,050)	(88,949)	(2,002)
Net cash provided by financing activities	72,227	128,024	1,654
Net increase in cash and restricted cash	3,815	820	2,407
Cash and restricted cash, beginning of period	5,547	$4,727	$2,320
Cash and restricted cash, end of period	$9,362	$5,547	$4,727
Supplemental disclosures of cash flow information
Cash paid for interest	$10,445	$12,146	$4,493
Cash paid for income taxes	$3,845	$2,762	$4,403
Supplemental disclosures of non-cash investing and financing activities
Deferred tax asset adjustment related to November 2017 Restructuring Transactions	$—	$19,845	$—
Acquisition of Bermuda Import-Export, Inc. credit deposits	$—	$—	$330
Acquisition of Pental Granite and Marble, LLC, Rollover Equity	$—	$10,000	$—
Acquisitions measurement period adjustments, PT Tile	$—	$—	$140
Contribution of 57,361,484 member units for 9,244,112 shares of Class B Common Stock	$—	$10,264	$—
Measurement period adjustment related to acquisition of Greencraft Holdings, LLC	$317	$—	$—
Earn-out purchase price adjustment for Summit Stoneworks, LLC	$1,851
Earn-out purchase price adjustment for T.A.C. Ceramic Tile Co.	$2,265
Acquisition of Elegant Home Design, LLC, indemnity holdback	$1,000	$—	$—
Acquisition of equipment and vehicles with long-term debt and capital leases	$1,804	$1,270	$511

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Business Description

Organization and Nature of Operations

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (“SIC” or the “Company”).

SIC is a Delaware corporation that was restructured in November 2017 to be a holding company on which to consolidate diversified building products and services companies with a primary focus on providing products and services related to the interior of all types of buildings. Through its two primary operating subsidiaries and segments, Residential Design Services, LLC (f/k/a TCFI LARK LLC) (“RDS”) and Architectural Surfaces Group, LLC (f/k/a TCFI G&M LLC) (“ASG”), SIC imports and distributes natural and engineered stone slabs for kitchen and bathroom countertops, operates design centers that merchandise interior products, and provides installation services. SIC’s interior product offerings include flooring, cabinets, countertops, wall tile, finish carpentry, and shower enclosures and mirrors. RDS operates throughout California, Reno, Nevada, Phoenix, Arizona, Austin, Texas, Manassas, Virginia, Elkridge, Maryland, Atlanta, Georgia, and Charlotte, North Carolina. ASG has operations in the Northeast, Southeast, Southwest, Midwest, Mountain West, and West Coast regions of the United States.

The SIC platform originated in September 2014, when affiliates of Trive Capital Management LLC (“Trive Capital”) acquired RDS, which in turn acquired the assets of PT Tile Holdings, LP (“Pinnacle”) in February 2015, and 100% of the equity interests in Greencraft Holdings, LLC (“Greencraft”) in December 2017. RDS then acquired the assets of Summit Stoneworks, LLC (“Summit”) in August 2018, and 100% of the equity interests in T.A.C. Ceramic Tile Co. (“TAC”) in December 2018.

Affiliates of Trive Capital also formed a consolidation platform in the stone countertop market by establishing TCFI G&M LLC, a Delaware limited liability company formed on May 26, 2015. TCFI G&M LLC acquired 100% of the equity interests in Architectural Granite & Marble, LLC in June 2015, which in turn acquired the assets of Bermuda Import-Export, Inc. (“Modul”) in July 2016, 100% of the equity interests in Pental Granite and Marble, LLC (“Pental”) in February 2017, and the assets of Cosmic Stone & Tile Distributors, Inc. (“Cosmic”) in October 2017. On January 17, 2018, TCFI G&M LLC changed its name to Architectural Surfaces Group, LLC (a/k/a ASG).  ASG then acquired the assets of Elegant Home Design, LLC (Bedrock”) in January 2018, the assets of NSI, LLC (“NSI”) in March 2018, and the assets of The Tuscany Collection, LLC (“Tuscany”) in August 2018.

Reorganization

On November 22, 2017, SIC and the former equity holders of RDS and ASG completed a series of restructuring transactions (collectively, the “November 2017 Restructuring Transactions”) whereby (i) certain former equity holders of RDS and ASG (collectively referred to as the “Rollover Stockholders”) contributed a certain amount of equity interests in RDS and ASG to SIC in exchange for shares of Class B common stock, par value $0.01 per share, of SIC (“Class B Common Stock”) (such transaction referred to as the “Contribution and Exchange”), (ii) SIC used a certain amount of proceeds from the November 2017 Private Offering and Private Placement (described below) to purchase from certain former equity holders of RDS and ASG the remaining equity interests in each of RDS and ASG (that were not initially contributed to SIC as part of the Contribution and Exchange), and (iii) after the preceding transactions, RDS and ASG became wholly-owned subsidiaries of SIC. SIC was wholly owned by Trive Capital and was inactive until the November 2017 Restructuring Transactions. Prior to the November 2017 Restructuring Transactions, SIC, RDS, and ASG were all under the common control of Trive Capital.

F 7

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Business Description (Continued)

Concurrent with the November 2017 Restructuring Transactions, SIC completed a private offering and private placement of 18,750,000 shares of its Class A common stock, par value $0.01 per share (“Class A Common Stock”), to new investors, at a public offering price of $12.00 per share for gross proceeds of approximately $225 million (prior to payment of discounts and fees to the initial purchaser and placement agent and offering expenses) (the “November 2017 Private Offering and Private Placement”). The net proceeds from the November 2017 Private Offering and Private Placement were primarily used by SIC to (i) repurchase 2,379,486 shares of Class B Common Stock from Trive Capital for approximately $26.6 million, (ii) purchase, from certain Rollover Stockholders, the remaining outstanding equity interests in each of RDS and ASG (that were not initially contributed to SIC as part of the Contribution and Exchange) for approximately $62.7 million, and (iii) repay outstanding indebtedness totaling $112.8 million to third-party lenders and pay $0.3 million of lending related fees. The remainder of the net proceeds was used by SIC for transaction expenses related to the November 2017 Private Offering and Private Placement, working capital and general corporate purposes.

In accordance with the terms of the November 2017 Private Offering and Private Placement, in December 2017, SIC completed an additional sale of 3,000,000 shares of Class A Common Stock to new investors at an offering price of $12.00 per share for total gross proceeds of approximately $36.0 million (prior to payment of discounts and fees to the initial purchaser and placement agent and offering expenses). These net proceeds were used by SIC to repurchase an additional 3,000,000 shares of Class B Common Stock from certain Rollover Stockholders. Holders of Class A Common Stock and Class B Common stock vote together as a single class on all matters, subject to certain exceptions in the Company’s amended and restated certificate of incorporation. Holders of Class B Common Stock, other than items related to the Special Stock Dividends (see Registration Rights under Note 11), have substantially the same rights in SIC as holders of Class A Common Stock.

The reorganization transactions were treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. Accordingly, the 2017 and 2016 consolidated historical results of SIC includes the results under the “as if pooling” method.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of SIC, its wholly owned subsidiaries RDS and ASG, and their wholly owned subsidiaries, and are presented using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in combination. References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP.

The November 2017 Restructuring Transactions resulting in the transfer of RDS and ASG to subsidiaries of SIC was determined to be a combination of interests between commonly controlled entities and, as such, the Company accounted for the transactions using “as if pooling” accounting. Accordingly, the consolidated and results of SIC includes the results of both RDS and ASG for all of 2017 and recast 2016 under the “as if pooling” method. The assets and liabilities of RDS and ASG will also be reflected at their historical cost, as determined in accordance with the requirements of ASC 805 when consolidated into the accounts of SIC in a manner similar to a pooling of interests.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

The consolidated financial statements and related disclosures for the period ended December 31, 2016 have previously been issued for RDS and ASG on a combined consolidated basis. For purposes of comparability with the consolidated financial statements and disclosures for the period ended December 31, 2017, the Company reclassified the combined consolidated financial statements and disclosures for the period ended December 31, 2016 to conform to the Company’s consolidated financial statements and disclosures.

Earnings (Loss) per Common Share

For the year ended December 31, 2018, basic earnings per share for common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Common stock at December 31, 2018 consists of only Class A Common Stock, since in August 2018, each then remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.  Diluted earnings per share for common stock is computed by dividing net income (loss) plus the dilutive effect of restricted stock-based awards using the treasury stock method.

For the period between the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement and December 31, 2017, the Basic earnings per share for both Class A and Class B Common Stock is computed by dividing net income (loss) for the period subsequent to the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement by the weighted average number of shares of common stock outstanding during the period subsequent to the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement. Diluted earnings per share for both Class A and Class B Common Stock is computed by dividing net income for the period subsequent to the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement by the weighted average number of shares of common stock outstanding during the period subsequent to the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement, plus the dilutive effect of restricted stock-based awards using the treasury stock method. Income (loss) earned prior to the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement is attributable to the LLC members and, as such, is not reflected in earnings per share.

The following table sets forth the computation of basic and diluted loss per share for the year ended December 31, 2018 and the period between the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement and December 31, 2017:

(in thousands, except share and per share data)	Year Ended December 31, 2018	Period Ended December 31, 2017
Net loss	$(2,475)	$(5,689)
Weighted average basic and dilutive Class A Common Stock outstanding	25,634,342	19,650,000
Weighted average basic and dilutive Class B Common Stock outstanding	—	5,964,626
Total weighted average basic and diluted shares of common stock outstanding	25,634,342	25,614,626
Loss per share of common stock:
Basic and diluted	$(0.10)	$(0.22)

All restricted stock awards outstanding totaling 825,976 at December 31, 2018, and 356,368 at December 31, 2017, were excluded from the computation of diluted earnings per share in 2018 and 2017 because the Company reported a net loss and the effect of inclusion would have been antidilutive.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported revenues and expenses. Actual results may vary materially from the estimates that were used. The Company’s significant accounting estimates include the determination of allowances for doubtful accounts, inventory reserves, the lives and methods for recording depreciation and amortization on property and equipment, the fair value of reporting units and indefinite life intangible assets, deferred income taxes, revenue recognition, warranties, returns and the purchase price allocations used in the Company’s acquisitions.

Restricted Cash

At December 31, 2018 and 2017, the Company had restricted cash of $3.0 million. The restricted cash are funds held in escrow related to the Greencraft acquisition.

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

The earn-out associated with the acquisition of Summit Stoneworks, LLC (“Summit”) in August 2018 with a fair value of $1.9 million is classified as Level 3 as of December 31, 2018 and is valued using the internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues from Summit products and services and a discount factor of 3.8% at December 31, 2018. The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals are achieved, the probability of achieving each outcome and discount rates.

The earn-out associated with the acquisition of T.A.C. Ceramic Tile Co, LLC (“TAC”) in December 2018 with a fair value of $2.3 million is classified as Level 3 as of December 31, 2018 and is valued using the internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues from TAC products and services and a discount factor of 3.8% at December 31, 2018. The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals are achieved, the probability of achieving each outcome and discount rates.

The earn-out associated with the acquisition of Greencraft Holdings, LLC (“Greencraft”) in December 2017 with a fair value of $7.9 million and $5.8 million as of December 31, 2018 and December 31, 2017, respectively, was classified as Level 3 at December 31, 2017.  As of December 31, 2018, this liability is no longer classified as a Level 3 investment as the earn-out targets the liability is based on are 2018 actual financial metrics met as of December 31, 2018. This earnout will be paid out in 2019.  The change in the fair value of the earn-out of $2.1 million was recorded as other expense for the year ended December 31, 2018.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2018 and 2017, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during 2018 or 2017 other than the Greencraft earn-out out of Level 3 in 2018 due to the availability of observable and known inputs to calculate the fair value of the liability at December 31, 2018.

Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company continually assesses the collectability of outstanding customer invoices; and if deemed necessary, maintains an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a customer’s ability to pay. The Company also has the ability to place liens against the significant amount of RDS customers in order to secure receivables.  Actual customer collections could differ from the Company’s estimates. At December 31, 2018 and 2017, the Company’s allowance for doubtful accounts was $0.5 million and $0.2 million, respectively.

Inventories

Inventories consist of stone slabs, tile and sinks, and include the costs to acquire the inventories and bring them to their existing location and condition. Inventory also includes flooring, cabinets, doors and trim, glass, and countertops, which have not yet been installed, as well as labor and related costs for installations in process. Inventory is valued at the lower of cost (using the specific identification and first-in, first-out methods) or net realizable value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Machinery and equipment	7 years
Vehicles	3-5 years
Furniture and fixtures	3-7 years
Computer and office equipment	3-5 years
Leasehold improvements	Shorter of 15 years or the remaining lease term

Intangible Assets

Intangible assets consist of customer relationships, trade names and non-compete agreements. The Company considers all its intangible assets to have definite lives and are being amortized on the straight-line method over the estimated useful lives of the respective assets or on an accelerated basis based on the expected cash flows generated by the existing customers as follows:

	Range of estimated useful lives	Weighted average useful life
Customer relationships	5 years – 15 years	10 years
Trade names	3 years – 11 years	8 years
Non-compete agreements	Life of agreement	4 years

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the years ended December 31, 2018 and 2017.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. During the year ended December 31, 2018, ASG recorded goodwill totaling $0.4 million related to the acquisition of the assets of Elegant Home Design, LLC (“Bedrock”), $0.4 million related to the acquisition of the assets of NSI, LLC (“NSI”), and $1.2 million related to the acquisition of the assets of The Tuscany Collection, LLC (“Tuscany”).

During the year ended December 31, 2018, RDS recorded goodwill totaling $8.3 million related to the acquisition of the assets of Summit and $17.8 million related to the purchase of 100% of the issued and outstanding equity interests of TAC. Additionally, RDS recorded a measurement period adjustment to goodwill for the acquisition of Greencraft of $0.3 million during 2018 (See Note 4).

During the year ended December 31, 2017, RDS recorded goodwill totaling $10.4 million related to the acquisition of Greencraft and ASG recorded goodwill totaling $25.4 million related to the acquisition of Pental. ASG also acquired Cosmic Stone & Tile Distributors, Inc. (“Cosmic”) in 2017 with no significant impact on Goodwill.

The Company accounts for goodwill in accordance with FASB ASC topic 350, Intangibles-Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets having indefinite useful lives. ASC topic 350 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires the Company to test goodwill for impairment at least annually. The Company tests for impairment of goodwill annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company identified RDS and ASG as reporting units and determined each reporting unit’s fair value substantially exceeded such reporting unit’s carrying value. There were no impairment charges related to goodwill for the years ended December 31, 2018 and 2017.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are deferred and amortized over the related term of the debt as non-cash interest expense and are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. Debt issuance costs are amortized using the effective interest method or on a straight-line basis when it approximates the effective interest method.

Sales Tax

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

Warranty Obligations

The Company offers supplier-specific product warranties to its customers. In estimating future warranty obligations, the Company considers various relevant factors, including its warranty policies and practices and those of its suppliers, the historical frequency of claims, the cost to replace products under warranty, and the amounts expected to be reimbursed by suppliers. On certain products, customer warranty claims are covered directly by the manufacturer of the product. Management estimates its warranty obligation at December 31, 2018 and 2017, to be minimal, and therefore, the Company has not recorded a provision for accrued warranty costs.

Operating Leases

The Company accounts for rent expense for its operating leases on a straight-line basis in accordance with authoritative guidance on accounting for leases. The Company leases its corporate, administrative, retail and manufacturing facilities over terms expiring between 2019 and 2029. The Company also leases certain office and warehouse equipment over terms expiring between 2019 and 2026. The term of the lease is considered its initial obligation period, which does not include option periods. The leases may have renewal clauses exercisable at the option of the Company and contain rent holidays and/or rent escalation clauses. The Company includes scheduled rent holidays and rent escalation clauses for the purposes of recognizing straight-line rent over the lease term.

Capital Leases

The Company finances the acquisition of certain vehicles with capital leases. The acquisition costs are recognized as property, plant and equipment (“PP&E”) on the consolidated balance sheets at fair value at the inception of the lease, or, if lower, at the present value of the minimum lease payments as determined at the inception of the lease. The acquisition costs are amortized over the useful life on the same basis as owned vehicles or, where shorter, the term of the capital lease. Amortization expense is recorded as accumulated amortization on the consolidated balance sheets. The capital lease liability owed to the lessor is included in the consolidated balance sheets as a capital lease obligation. Lease payments are apportioned between interest expense and a reduction of the lease obligation so as to achieve a constant rate of interest on the remaining balance of the liability.

Revenue Recognition

The Company’s revenue derived from the sale of imported granite, marble, and related items is recognized when persuasive evidence of an agreement exists through a purchase order or signed contract detailing the quantity and price, delivery per the agreement has been made, and collectability is reasonably assured.

The Company’s contracts with its home builder customers are generally treated as short-term contracts for accounting purposes. These contracts will generally range in length from several days to several weeks. The Company accounts for these contracts under the completed contract method of accounting and will recognize revenue and cost of revenues when the contract is complete and performance has been delivered.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

The Company’s contracts related to multifamily projects are treated as long-term contacts for accounting purposes. Accordingly, the Company recognizes revenue using the percentage-of-completion method of accounting. Progress to completion varies by project and can include measurement by square footage or units completed. For the years ended December 31, 2018 and 2017, multifamily projects accounted for approximately 2% and 5% of the Company’s combined revenues, respectively. At December 31, 2018 and 2017, the under billings (revenues in excess of billings) on multifamily projects in progress were not significant.

The Company estimates provisions for returns which are accrued at the time a sale is recognized. The Company also realized rebates to customers as a reduction to revenue in the period the rebate is earned.

Cost of Revenue

RDS’ cost of revenue is comprised of the costs of materials and labor to purchase and install products for the Company’s customers.

ASG’s cost of revenue primarily consists of purchased materials, sourcing fees for inventory procurement, and freight costs.

RDS and ASG also include payroll taxes and benefits, workers’ compensation insurance, vehicle-related expenses and overhead costs, including rent, depreciation, utilities, property taxes, repairs and maintenance costs in the cost of revenue.

The Company’s cost of revenue is reduced by rebates provided by suppliers in the period the rebate is earned.

Shipping and Handling Charges

Fees charged to customers for shipping and handling of product are included in revenues. The costs for shipping and handling of product are recorded as a component of cost of revenue.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2018, 2017, and 2016 totaled $2.5 million, $1.4 million and $0.4 million, respectively.

Equity based compensation

The Company accounts for equity based awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service or performance period, which is usually equivalent to the vesting period. (See Note 12)

Income Taxes

The provision for income taxes is accounted for under the asset and liability method prescribed by ASC 740 (Topic 740, Income Taxes ). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rate changes are enacted.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was adopted into law. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017.   As of December 31, 2018 and 2017, the Company’s deferred tax assets and liabilities were valued at the 21.0% rate expected for 2018 and beyond.

The Company’s policy is to recognize interest and/or penalties related to all tax positions as income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company has recognized $0.5 million in interest and penalties related to uncertain tax positions as of December 31, 2018. No interest or penalties were accrued as of December 31, 2017.

Segment Reporting

In accordance with ASC 280-10-50-1, an operating segment is a component of an entity that has all the following characteristics:

a.	It engages in business activities from which it may earn revenues and incur expenses.
b.	Its discrete financial information is available.
c.	Its operating results are regularly reviewed by the public entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.

The Company has identified two operating segments that meet all three of the criteria, RDS and ASG. Each of these operating segments provides products and services that generate revenue and incur expenses as they engage in business activities and maintains discrete financial information. Additionally, the Company’s chief operating decision, the Chief Executive Officer, reviews financial performance, approves budgets and allocates resources at the RDS and ASG operating segment level.

Recent Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 107 of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction, and software industries. The ASU core principal is to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2014-2016, the FASB issued various amendments to this topic and the amendments clarified certain positions and extended the implementation date until annual periods beginning after December 15, 2018. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements. The Company will adopt ASU 2014-09 in the fourth quarter of 2019 and intends to use the modified retrospective transition method.

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU 2016-18 is intended to reduce the diversity in practice around how restricted cash is classified within the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company has evaluated the impact of ASU 2016-18, and, adopted the new standard, and the Company will not present the release of restricted cash as an investing activity cash inflow. Instead, restricted cash balances have been and will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

Also, in January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805)—Clarifying the Definition of a Business. This ASU provides additional guidance in regards to evaluating whether a transaction should be treated as an asset acquisition (or disposal) or a business combination. Particularly, the amendments to this ASU provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This clarification reduces the number of transactions that needs further evaluation for business combination. This became effective for the Company on January 1, 2019. The Company has adopted this standard and will apply it to future acquisitions.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 was adopted by the Company and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits reclassification of the income tax effects of the Tax Act on other accumulated comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance becomes effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework (ASU 2018-13). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the impact of adopting the updated provisions.

Also, in August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption of the amendments in ASU 2018-15 is permitted, including adoption in any interim period, for all entities. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.

3. Concentrations, Risks and Uncertainties

The Company maintains cash balances primarily at one commercial bank per legal entity. The accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

Credit is extended for some customers and is based on financial condition, and generally, collateral is not required. Credit losses are provided in the consolidated financial statements and consistently have been within management’s expectations.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue from one customer which accounted for 11.4%, 12.6% and 11.0% of total revenue, respectively. There were no customers which accounted for 10% or more of total accounts receivable, as of December 31, 2018 and 2017.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions

Bedrock Acquisition

On January 31, 2018, ASG acquired the assets of a slab and tile distributor, Elegant Home Design, LLC (“Bedrock”), for total consideration of $12.5 million with cash consideration of $11.5 million and $1.0 million accrued liability recorded as security for and source of payment of sellers’ obligations that occur within one year subsequent to the acquisition. The outstanding balance remaining of $1.0 million was paid in cash to the sellers in 2019. In addition to the consideration paid for Bedrock, the Company agreed to pay up to an additional $3.0 million to be allocated among three individuals, subject to Bedrock meeting certain financial conditions defined in the purchase agreement and such individuals maintaining continuous employment with the Company through January 31, 2019.   These financial conditions were not met and accordingly, no payout will be made to these individuals.  As of December 31, 2018, the Company did not record any compensation expense associated with this provision.

The Bedrock acquisition was financed with $6.25 million of borrowing from the Company’s term loan described in Note 9 and the remainder from ASG’s line of credit described in Note 8. The Bedrock acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date.

ASG acquired Bedrock to further expand its distribution presence in the Midwest, and to gain access to new geographies, supply chains, products, and distribution rights. The goodwill recorded reflects the strategic value of the acquisition beyond the net value of its assets acquired less liability assumed. The goodwill is deductible for tax purposes.

The Company incurred approximately $0.1 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations. The Company has performed a valuation of the acquired assets and assumed liabilities of Bedrock. The following table summarizes the allocation of the purchase price as of the transaction’s closing date:

(in thousands)	Amount
Accounts receivable	$2,543
Inventory	13,425
Other current assets	163
Property and equipment	374
Goodwill	381
Other intangible assets	1,505
Other assets	60
Total assets acquired	18,451
Total liabilities	5,959
Total consideration	$12,492

From the date of the Bedrock acquisition to December 31, 2018, Bedrock generated revenue of $27.7 million and net income of $1.9 million, which are included in the Company’s consolidated statements of operations.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

Pro Forma Results

The following unaudited pro forma information for the years ended December 31, 2018 and 2017 has been prepared to give effect to the acquisition of Bedrock as if the acquisition had occurred on January 1, 2017. The pro forma information takes into account the purchase price allocation. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Bedrock acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2018	2017
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$491,984	$381,231
Net (loss)	$(2,445)	$(10,568)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the years ended December 31, 2018 and 2017.
•

Selling, general and administrative expenses were based on actual results adjusted by $0.02 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $0.05 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate effective rate during the period on the pro forma income before taxes.

NSI Acquisition

On March 19, 2018, ASG acquired the assets of NSI, LLC, a Maryland limited liability company (“NSI”), for approximately $0.3 million in cash. The NSI acquisition and related transaction costs were financed by ASG’s line of credit described in Note 8. The NSI acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date.

The Company has performed a valuation of the acquired assets and assumed liabilities of NSI.  The goodwill is deductible for tax purposes. The following table summarizes the estimated allocation of the preliminary purchase price as of the transaction’s closing date:

(in thousands)	Amount
Accounts receivable	$251
Inventory	689
Goodwill	390
Total assets acquired	1,330
Total liabilities	1,040
Total consideration	$290

From the date of the NSI acquisition to December 31, 2018, revenue and net income generated by NSI was not significant. Pro forma revenues and net income for the years ended December 31, 2018 and 2017, respectively, were not significant. There were no significant direct acquisition costs associated with the NSI acquisition.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

Tuscany Acquisition

On August 22, 2018, ASG acquired the assets of The Tuscany Collection, LLC (“Tuscany”), a distributor of natural stone, quartz and tile in Las Vegas, Nevada, for approximately $4.2 million in cash. The Tuscany acquisition and related transaction costs were financed by the Company’s line of credit described in Note 8. The Tuscany acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective estimated fair values as of the acquisition date.

The Company incurred approximately $0.1 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations. The Company has performed a valuation of the acquired assets and assumed liabilities of Tuscany. The following table summarizes the estimated allocation of the purchase price as of the transaction’s closing date:

(in thousands)	Amount
Accounts receivable	$167
Inventory	2,258
Goodwill	1,081
Other intangible assets	2,685
Other current assets	161
Total assets acquired	6,352
Total liabilities	2,200
Total consideration	$4,152

Total goodwill that is expected to be deductible for tax purposes is $1.1 million.  From the date of the Tuscany acquisition to December 31, 2018, revenue and net income generated by Tuscany was not significant. Pro forma revenues and net income for the periods ended December 31, 2018 and 2017, respectively, were not significant.

Summit Acquisition

On August 31, 2018, RDS acquired the assets of Summit Stoneworks, LLC (“Summit”), which is located in Austin, Texas, and is engaged in builder design services and the fabrication and installation of stone products for commercial and residential applications, for $16 million in cash. The agreement also provides for potential earn-out consideration of up to $3.5 million to the former shareholders of Summit for the achievement of certain 2018 and 2019 financial milestones. The contingent earn-out consideration had an estimated fair value of $1.9 million at the date of acquisition and is included in other long-term liabilities. During the year ended December 31, 2018, no payments were made on the earn-out.  The Summit acquisition was financed from the Company’s term loan described in Note 9. The Summit acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective estimated fair values as of the acquisition date.

The total purchase price consisted of the following:

(in thousands)	Amount
Cash consideration	$16,000
Fair value of earn-out	1,851
$17,851

The Company incurred approximately $0.3 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations.  The Company has performed a valuation of the acquired assets and assumed liabilities of Summit.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

The acquisition will expand the scale of the RDS segment into Austin and San Antonio, Texas markets.  The goodwill recorded reflects the strategic value of the acquisition beyond the net value of its assets acquired less liability assumed.

The following table summarizes the allocation of the purchase price as of the transaction’s closing date:

(in thousands)	Amount
Accounts receivable	$1,249
Inventory	1,059
Property and equipment	1,042
Goodwill	8,304
Other intangible assets	8,280
Other assets	14
Total assets acquired	19,948
Total liabilities	2,097
Total consideration	$17,851

Total goodwill that is expected to be deductible for tax purposes is $6.4 million.  From the date of the Summit acquisition to December 31, 2018, Summit generated revenue of $5.8. million and net income of $0.4 million, which are included in the Company’s consolidated statements of operations.

Pro Forma Results

The following unaudited pro forma information for the year ended December 31, 2018 and 2017 has been prepared to give effect to the acquisition of Summit as if the acquisition had occurred on January 1, 2017. The pro forma information takes into account the purchase price allocation. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Summit acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2018	2017
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$500,785	$370,645
Net (loss)	$(3,954)	$(12,205)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the years ended December 31, 2018 and 2017.
•

Selling, general and administrative expenses were based on actual results adjusted by $0.8 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $0.6 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate effective rate during the period on the pro forma income before taxes.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

TAC Acquisition

On December 31, 2018, RDS purchased 100% of the issued and outstanding equity interests of T.A.C. Ceramic Tile Co. (“TAC”), which is located in Manassas, Virginia, and specializes in design center selections and installation of all types of interior flooring surfaces, including tile, hardwood and carpet, for cash consideration of $41.2 million.

The agreement also provides for potential earn-out consideration to the former shareholders of TAC for the achievement of certain 2019 financial milestones. The contingent earn-out consideration had an estimated fair value of $2.3 million at the date of acquisition and is included in other long-term liabilities. The TAC acquisition was financed from the Company’s term loan described in Note 9. The TAC acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective estimated fair values as of the acquisition date.

The total purchase price consisted of the following:

(in thousands)	Amount
Cash consideration	$41,210
Fair value of earn-out	2,265
$43,475

The Company incurred approximately $0.7 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations. Additionally, $0.4 million of deferred issuance costs incurred were capitalized. The Company has performed a preliminary valuation of the acquired assets and assumed liabilities of TAC. Using the total consideration for the TAC acquisition, the Company has estimated the allocations to such assets and liabilities.

Management believes the acquisition expands the scale of the RDS segment while advancing the Company’s objective to diversify across geography, channel and product line, including the Mid-Atlantic region.  The acquisition will also assist in introducing a range of additional products to customers, including countertops and cabinets.  These factors are the basis for the excess purchase price paid over the value of the assets acquired and liabilities assumed, resulting in goodwill.

The following table summarizes the estimated allocation of the preliminary purchase price as of the transaction’s closing date:

(in thousands)	Amount
Cash	$1,217
Accounts receivable	6,966
Inventory	4,343
Other current assets	87
Property and equipment	1,492
Goodwill	17,794
Other intangible assets	19,865
Other assets	4,873
Total assets acquired	56,637
Current liabilities	1,895
Deferred income taxes	6,400
Other long-term liabilities	4,867
Total liabilities	13,162
Total consideration	$43,475

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

Included in other long-term liabilities is an estimated uncertain tax position of $4.4 million, as well as $0.5 million of interest and penalties, which is offset by a corresponding indemnification receivable recorded in other assets, as all tax liabilities pre-acquisition are indemnified by the former owners.   As TAC was acquired on December 31, 2018, no revenue or net income generated by TAC was included in the Company’s consolidated statements of operations.

Pro Forma Results

The following unaudited pro forma information for the years ended December 31, 2018 and 2017 has been prepared to give effect to the acquisition of TAC as if the acquisition had occurred on January 1, 2017. The pro forma information takes into account the preliminary purchase price allocation. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the TAC acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2018	2017
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$562,219	$413,584
Net (loss)	$(2,793)	$(12,308)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the years ended December 31, 2018 and 2017
•

Selling, general and administrative expenses were based on actual results adjusted by $1.8 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition. Selling, general and administrative expenses were also adjusted by $4.4 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively, for the impact of significant nonrecurring charges.

•

Actual interest expense was adjusted by $0.6 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate effective rate during the period on the pro forma income before taxes.

Pental Acquisition

On February 28, 2017, ASG executed an agreement to purchase 100% of the equity interests of Aquarius Seller, Inc., a company incorporated in the state of Washington. Aquarius Seller, Inc. held 100% of the equity interests of Pental Granite and Marble, LLC (“Pental”), a Washington limited liability company engaged in the selling of granite, marble and related products. Total consideration for the purchase of Aquarius Seller, Inc. was $88.6 million in cash, and 7,134,701.65 Class E2 Units of ASG with an estimated fair value of $10.0 million. Total capitalization changes due to the acquisition resulted in the issuance of 21,736,168 Class E-1 Units, 7,156,104 Class E-2 Units and 568,435 Class C Units of G&M.

Also on February 28, 2017, ASG entered into a financing agreement with a third-party lender to borrow amounts up to $105.0 million to be used for purposes of refinancing ASG’s existing debt, funding a portion of the purchase price for the acquisition of Aquarius Seller, Inc. and funding other amounts defined in the financing agreement. In conjunction with the acquisition of Aquarius Seller, Inc., availability under ASG’s line of credit was increased to $40.0 million.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

The total purchase price consisted of the following:

(in thousands)	Amount
Cash Consideration	$88,638
Rollover Equity	10,000
$98,638

The acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date. The excess of purchase price consideration over the estimated net fair value of assets acquired has been allocated to goodwill. Any change in the estimated fair value of the assets acquired, liabilities assumed and rollover equity subsequent to the closing date, including changes from events after the closing date, will be recognized in earnings in the period the estimated fair value changes.

ASG incurred approximately $3.4 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations.

Management believes the acquisition creates a stronger combined entity primarily due to the increased geographic markets the combined entity will service and the broadening of the company’s product offering. These two factors are the basis for the excess purchase price paid over the value of the assets acquired and liabilities assumed, resulting in goodwill.

The following is a summary of the purchase price allocation for the Company’s acquisition of Pental:

(in thousands)	Amount
Cash	$637
Accounts receivable	5,389
Inventory	30,694
Property and equipment	2,306
Intangible assets subject to amortization	43,800
Goodwill	25,388
Other assets	412
Total assets acquired	$108,626
Total liabilities	9,988
Total consideration	$98,638

From the date of the Pental acquisition to December 31, 2017, Pental generated net revenue of $84.7 million and a net income of $16.2 million, which are included in the consolidated statements of operations.

Pro Forma Results

The following unaudited pro forma information for the period ended December 31, 2017 and 2016, has been prepared to give effect to the acquisition of Pental as if the acquisition had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2017	2016
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$367,013	$331,513
Net (loss) income	$(11,263)	$11,562

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results adjusted for intercompany eliminations for the years ended December 31, 2017 and 2016.
•

General and administrative expenses were based on actual results adjusted by $0.7 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $1.2 million and $7.2 million for the year ended December 31, 2017 and 2016, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate rate on the pro forma income before taxes.

Cosmic Acquisition

On October 2, 2017, ASG executed an asset purchase agreement with Cosmic Stone & Tile Distributors, Inc. (“Cosmic”), a New Jersey corporation. Cosmic was established in 1993 and is a slab and tile distributor serving the Tri-State area and most Mid-Atlantic States. The total purchase price was $2.0 million in cash and a $0.2 accrued liability recorded as security for and source of payment of sellers obligations as defined in the purchase agreement that occur within one year subsequent to the acquisition. The outstanding balance remaining of $0.2 million was paid in cash to the sellers in October 2018. The purchase price was allocated as $2.0 million in inventory and $0.2 in property and equipment. From the date of the Cosmic acquisition to December 31, 2017, net revenue and net income generated by Cosmic was not significant. Pro forma revenue and net income for the periods ended December 31, 2017 and December 31, 2016 were not significant.

Management believes the Cosmic acquisition created a stronger combined entity through expansion into the Tri-State and Mid-Atlantic regions.

Greencraft Acquisition

On December 29, 2017, RDS executed an agreement to purchase 100% of the equity interests of Greencraft Holdings, LLC (“Greencraft”), an Arizona limited liability company, which provides full-service as a general contractor, performing installations and renovation-based construction services with revenues generated largely from cabinet and flooring installations. Greencraft wholly owns Casa Verde, Stone and Tile, and Greencraft Interiors. Total consideration for the acquisition was $33.0 million with cash consideration of $24.2 million, $3.0 million cash placed in escrow, and an earn-out with an acquisition date fair value of $5.8 million. The agreement provides for the amount in escrow as security for and source of payment of sellers obligations as defined in the purchase agreement that occur within one year subsequent to the acquisition.  An adjustment to the total consideration of $0.3 million was recorded during 2018.   The balance remaining in escrow at December 31, 2018 was released to the sellers in January 2019. The Company has included the $3.0 million placed in escrow as restricted cash on the consolidated balance sheets and has included a liability in accrued expenses and other current liabilities for $3.0 million, the fair value of the liability due to the sellers at the release date. The agreement also provided for potential earn-out consideration of up to $8.0 million to the former shareholders of Greencraft for the achievement of certain 2018 financial milestones. The earn-out estimated fair value is $7.9 million as of December 31, 2018 and is recorded in accrued expenses and other current liabilities.  The fair value at December 31, 2018, was calculated using the actual results achieved on the 2018 financial milestones.  The earn-out will be paid to the shareholders in 2019.  The change in the fair value of the earn-out of $2.1 million was recorded as other expense for the year ended December 31, 2018.  During the years ended December 31, 2018 and 2017, no payments were made on the earn-out or out of escrow. The acquisition was financed with $13.5 million of long term debt and the remaining with funds from the line of credit.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

The total purchase price consisted of the following:

(in thousands)	Amount
Cash Consideration	$27,218
Fair Value of Earn Out	5,794
$33,012

The acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date. The excess of purchase price consideration over the estimated net fair value of assets acquired has been allocated to goodwill. Any change in the estimated fair value of the assets acquired and liabilities assumed subsequent to the closing date, including changes from events after the closing date, will be recognized in earnings in the period the estimated fair value changes.

RDS incurred approximately $0.4 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations.

Management believes the Greencraft acquisition created a stronger combined entity due to Greencraft’s presence and reputation in Arizona as well as its expertise with cabinets installation and renovation-based construction services. These two factors are the basis for the excess purchase price paid over the value of the assets acquired and liabilities assumed, resulting in goodwill.

The following is a summary of the purchase price allocation for the Company’s acquisition of Greencraft:

(in thousands)	Amount
Cash	$191
Accounts receivable	2,606
Inventory	1,259
Property and equipment	676
Intangible assets subject to amortization	18,285
Goodwill	10,702
Other assets	433
Total assets acquired	$34,152
Total liabilities	1,140
Total consideration	$33,012

During the two days from the date of acquisition to December 31, 2017, Greencraft did not generate any net revenue or net income.

Pro Forma Results

The following unaudited pro forma information for the period ended December 31, 2017 and 2016 has been prepared to give effect to the acquisition of Greencraft as if the acquisition had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2017	2016
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$386,873	$255,510
Net (loss) income	$(9,861)	$5,885

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the year ended December 31, 2017 and 2016, respectively.
•

General and administrative expenses were based on actual results adjusted by $1.9 million for both years ended December 31, 2017 and 2016, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted by $1.4 million for both years ended December 31, 2017 and 2016, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate on the pro forma income before taxes.

Modul Acquisition

On July 21, 2016, ASG acquired the assets and liabilities from Bermuda Import-Export, Inc., d/b/a Modul Marble & Granite (“Modul”), a corporation formed in the state of California, for approximately $11.3 million in cash. The Modul acquisition and related transactions costs were funded through the contribution of $12.5 million by existing members in exchange for 21,027,212 Class A member units and 101,106 Class D member units.

ASG incurred approximately $0.5 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations.

ASG recorded the Modul acquisition using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of the acquired operations are included in the Company’s consolidated results of operations beginning with the date of acquisition.

The goodwill of approximately $4.0 million arising from the Modul acquisition represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and liabilities assumed, including identifiable intangible assets. Management believes the acquisition of Modul strengthens its presence in the southern California market due to geographic expansion and the reputation for unique, high quality product Modul is known for. These factors are the basis for the excess purchase price paid over the value of the assets acquired and liabilities assumed, resulting in goodwill.

The total purchase price consisted of the following:

(in thousands)	Amount
Cash consideration	$11,340
Customer deposits	330
Total consideration	$11,670

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Acquisitions (Continued)

The following is a summary of the purchase price allocation for the Company’s acquisition of Modul:

(in thousands)	Amount
Accounts receivable	$579
Inventory	4,007
Deposits	40
Goodwill	3,959
Other intangible assets	5,080
Total assets acquired	13,665
Accounts payable	1,201
Customer deposits	793
Total liabilities assumed	1,995
Total consideration	$11,670

Pro Forma Results

The following unaudited pro forma information for the year ended December 31, 2016 has been prepared to give effect to the acquisition of Modul as if the acquisition had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

(in thousands)	Year Ended December 31, 2016 (unaudited)
Pro Forma:
Total revenue	$242,081
Net income	$8,229

The Company’s pro forma assumptions are as follows:

Revenues and operating costs were based on actual results for the year ended December 31, 2016.

5. Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined under the first in, first out method. The significant components of inventory consisted of the following at December 31:

(in thousands)	2018	2017
Raw materials	$103,193	$80,726
Installations in process	5,077	6,903
	$108,270	$87,629

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Property and equipment, net

Property and equipment consisted of the following at December 31:

(in thousands)	2018	2017
Vehicles	$8,553	$5,378
Machinery and equipment	4,513	2,807
Leasehold improvements	7,992	5,287
Furniture and fixtures	7,058	3,363
Computer equipment	4,194	2,908
Other	526	152
	$32,836	$19,895
Less: accumulated depreciation and amortization	(13,038)	(6,669)
Property and equipment, net	$19,798	$13,226

Depreciation and amortization expense of property and equipment totaled $6.6 million, $3.9 million and $2.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. For the year ended December 31, 2018, $3.7 million and $2.9 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.  For the year ended December 31, 2017, $2.1 million and $1.8 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the year ended December 31, 2016, $1.3 million and $0.7 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

7. Goodwill and Intangible Assets

Goodwill

The change in carrying amount of goodwill by reporting unit was as follows:

(in thousands)	ASG	RDS	Total Goodwill
December 31, 2016	$18,324	$12,228	$30,552
Pental Acquisition	25,388	—	25,388
Greencraft Acquisition	—	10,386	10,386
December 31, 2017	$43,712	$22,614	$66,326
NSI Acquisition	390	—	390
Bedrock Acquisition	381	—	381
Tuscany Acquisition	1,081	—	1,081
Summit Acquisition	—	8,304	8,304
TAC Acquisition	—	17,794	17,794
Greencraft measurement period adjustment	—	317	317
December 31, 2018	$45,564	$49,029	$94,593

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Goodwill and Intangible Assets (Continued)

Intangibles Assets

The following table provides the gross carrying amount, accumulated amortization and net book value for each class of intangible assets by reporting unit as of December 31, 2018:

(in thousands)	Gross Carrying Amount	ASG	RDS	Total Gross Carrying Amount
Customer relationships		$60,180	$55,540	$115,720
Tradenames		7,740	16,800	24,540
Non-Compete agreements		50	350	400
		$67,970	$72,690	$140,660

(in thousands)	Accumulated Amortization	ASG	RDS	Total Accumulated Amortization
Customer relationships		$(13,268)	$(22,609)	$(35,877)
Tradenames		(1,457)	(2,543)	(4,000)
Non-Compete agreements		(9)	(59)	(68)
		$(14,734)	$(25,211)	$(39,945)

(in thousands)	Net Book Value	ASG	RDS	Total Net Book Value
Customer relationships		$46,912	$32,931	$79,843
Tradenames		6,283	14,257	20,540
Non-Compete agreements		41	291	332
		$53,236	$47,479	$100,715

The following table provides the gross carrying amount, accumulated amortization and net book value for each class of intangible assets by reporting unit as of December 31, 2017:

(in thousands)	Gross Carrying Amount	ASG	RDS	Total Gross Carrying Amount
Customer relationships		$57,200	$34,760	$91,960
Tradenames		6,580	9,550	16,130
Non-Compete agreements		—	235	235
		$63,780	$44,545	$108,325

(in thousands)	Accumulated Amortization	ASG	RDS	Total Accumulated Amortization
Customer relationships		$(7,308)	$(16,527)	$(23,835)
Tradenames		(727)	(1,500)	(2,227)
Non-Compete agreements		—	—	—
		$(8,035)	$(18,027)	$(26,062)

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Goodwill and Intangible Assets (Continued)

(in thousands)	Net Book Value	ASG	RDS	Total Net Book Value
Customer relationships		$49,892	$18,233	$68,125
Tradenames		5,853	8,050	13,903
Non-Compete agreements		—	235	235
		$55,745	$26,518	$82,263

Amortization expense on intangible assets totaled $13.9 million, $10.9 million, and $7.1 million during the years ended December 31, 2018, 2017, and 2016, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

Year Ending December 31:
2019	$15,122
2020	11,824
2021	11,818
2022	11,742
2023	11,378
Thereafter	38,831
$100,715

8. Lines of Credit

SIC Credit Facility

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018 (“SIC Credit Facility”), with a commercial bank, which amended and restated each of the RDS credit agreement and the ASG credit agreement in their entirety.  The SIC Credit Facility will be used by the Company, including both RDS and ASG, for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings up to an aggregate of $90 million, after it was increased by $10 million through an amendment in December 2018, and which may be further increased to an aggregate amount not to exceed $130 million upon the satisfaction of certain conditions.

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

The revolving loans under the SIC Credit Facility bear interest at a floating rate equal to an index rate (which the Company can elect between an index based on a LIBOR based rate or an index based on a Prime, Federal Funds or LIBOR based rate) plus an applicable margin. The applicable margin is determined quarterly based on the borrowers’ average daily availability (calculated by reference to their accounts receivable and inventory that comprise their borrowing base) during the immediately preceding fiscal quarter. Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%).  All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions.  Letter of credit obligations under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Lines of Credit (Continued)

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

As of December 31, 2018, $37.2 million was outstanding under the SIC Credit Facility.  The Company also has $0.3 million in letters of credit outstanding at December 31, 2018. The SIC Credit Facility is subject to certain financial covenants. At December 31, 2018, the Company was in compliance with the financial covenants.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs will be amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0.05 million for the year ended December 31, 2018.  At December 31, 2018, SIC had $0.4 million of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying Company’s consolidated balance sheets.

RDS Line of Credit

In September 2014, RDS entered into a revolving line of credit agreement with a commercial bank with a limit of the lesser of $25,000,000 or the sum of (i) up to 85% of eligible builder accounts receivable, plus (ii) up to 85% of the value of eligible homeowner accounts receivable, not to exceed $3,000,000, plus (iii) up to 70% of the value of eligible unbilled accounts, not to exceed the greater of (x) $3,000,000 and (y) 25% of the Borrowing Base (as defined), plus (iv) the lesser of (x) 65% of the value of eligible inventory; or (y) 85% of the result of the net orderly liquidation value percentage times the value of eligible inventory, minus (v) the availability reserve (as defined) determined by the lender.  All borrowings were at the bank’s discretion and bore interest at the London InterBank Offered Rate (“LIBOR”) plus an applicable margin (as defined), which varied based upon RDS’ leverage ratio. Interest was due and payable in arrears monthly. At December 31, 2017, the interest rate on the outstanding balance under the credit agreement was 5.5%. At December 31, 2017, outstanding borrowings on the credit agreement totaled $14 million. The RDS credit agreement was terminated on June 29, 2018 coinciding with SIC entering into a new line of credit.

In connection with the RDS credit agreement, RDS incurred certain issuance costs. These costs were amortized to non-cash interest expense over the terms of the related notes on a straight-line basis until termination of the agreement. Upon termination the remaining $0.04 million was expensed as loss on extinguishment of debt. Non-cash interest expense related to these costs was $0.04 million and $0.02 million for the years ended December 31, 2018 and 2017, respectively.  At December 31, 2017, the unamortized debt issuance costs related to the RDS credit agreement totaled $0.08 million.

ASG Line of Credit

In June 2015, ASG entered into a loan and security agreement with a financial institution for a line of credit with availability of $15 million. In February 2017 the agreement was amended increasing the availability to $40 million. ASG could borrow, repay, and re-borrow all or any part of the commitment at any time before the maturity date on February 27, 2022, so long as the combined total unpaid principal amount outstanding under the note and the face amount of any outstanding letters of credit did not exceed the commitment at any time. The principal amount outstanding under the line of credit accrues interest at a floating per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 2.0% (as defined). The interest rate in effect was 5.0% per annum as of December 31, 2017. The interest was payable monthly. The line of credit was collateralized by the assets of ASG. At December 31, 2017, $5.3 million was outstanding on the line of credit. The ASG credit agreement was terminated on June 29, 2018 coinciding with SIC entering into a new line of credit.

ASG incurred debt issuance costs in connection with the ASG credit agreement. These costs were amortized to non-cash interest expense over the terms of the related notes on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was de minimis for the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, ASG had no unamortized debt issuance costs related to the ASG credit agreement.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Long-Term Debt

Long-term debt consisted of the following at December 31:

(in thousands)	2018	2017
RDS equipment and vehicle notes	$956	$1,397
ASG term loans	144,983	89,143
	145,939	90,540
Unamortized debt issuance costs	(2,129)	(2,194)
Total long-term debt	143,810	88,346
Current portion of long-term debt, net of financing fees	$1,368	$1,449
Long-term debt, net of current portion and financing fees	$142,442	$86,897

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through May 2023.  As of December 31, 2018 and 2017, the outstanding balance on equipment and vehicle notes payable, totaled $1.0 million and $1.4 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments. The aggregate of the monthly payments was approximately $0.05 million at December 31, 2018 and 2017. The interest rates on the notes ranged from 0% to 8.85% per annum for 2018 and from 0% to 8.08% per annum for 2017, and the weighted-average interest rate on the outstanding balances at December 31, 2018 and 2017, was 4.85% and 4.49% respectively.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At December 31, 2018 and 2017, ASG had $0.7 million and $1.0 million outstanding on this loan, respectively.

In May 2016, ASG entered into a loan agreement with an investor offering a term loan in the amount of $0.02 million to finance improvements to ASG’s facilities in Anaheim, California. Amounts outstanding under the term loan bear interest at 8% per annum. Payments consisting of principal and interest are due monthly through maturity (January 1, 2023). As of December 31, 2018 and 2017, ASG had $0.1 million outstanding on this loan.

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with the lenders party thereto and Cerberus Business Finance, LLC, as the agent for the lenders (“Term Loan Facility”), which initially provided for a $105.0 million term loan facility.  The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was amended in August 2018 to adjust the borrowing capacity to $101.4 million, and was amended in December 2018 to increase the borrowing capacity to $174.2 million.

Amounts due under the term loan bear interest at the election of the Company, indexed either to the LIBOR rate or the “base rate,” with an “applicable margin” (each as defined in the financing agreement) (9.6% and 8.6% per annum as of December 31, 2018 and 2017, respectively). Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023). The Company borrowed an additional $6.25 million under the terms of this loan to fund a portion of the acquisition of Bedrock on January 31, 2018 and borrowed an additional $8 million under the terms of this loan to fund a portion of the acquisition of Summit on August 31, 2018.  The Company borrowed an additional $43 million under the terms of this loan to fund the acquisition of TAC on December 31, 2018.   As of December 31, 2018 and December 31, 2017, the Company had $144.2 million and $88.0 million outstanding under this term loan, respectively.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Long-Term Debt (Continued)

Substantially all of the Company’s assets are collateral for these loans except assets collateralized by the SIC Credit Facility which hold a senior position.  These assets include all of accounts receivable and inventory, with the exception of newly acquired assets from the TAC acquisition amounting to $7.0 million for accounts receivable and $4.3 million for inventory. The Company is also restricted from paying dividends to its stockholders.  Additionally, substantially all of the net assets of the Company’s subsidiaries are restricted by the term loan agreement from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to these term loans. The Company was in compliance with all financial and nonfinancial covenants as of December 31, 2018 and 2017.

ASG incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.5 million for each of the years ended December 31, 2018 and 2017. Additionally, ASG expensed the remaining unamortized debt issuance costs for the refinanced debt of $0.6 million as extinguishment of debt in February, 2017. At December 31, 2018 and 2017, the unamortized debt issuance costs related to the term loans totaled $2.1 million and $2.2 million, respectively, and are shown as a direct deduction from the liability on the accompanying consolidated balance sheets.

Future Maturities

At December 31, 2018, the future maturities of the Company’s long-term debt for each of the next five years and thereafter are as follow:

2019	$1,879
2020	1,717
2021	1,217
2022	1,140
2023	139,986
$145,939
Unamortized balance remaining of financing fees	(2,129)
Total long-term debt net of financing fees	143,810
Current portion of long-term debt net of financing fees	(1,368)
Long term debt net of financing fees	$142,442

10. Commitments and Contingencies

Equity Tracking Incentive Plan

RDS granted exit payments under the Equity Tracking Incentive Program during 2015 to four executives. The executives were eligible to receive an exit payment if certain equity targets are met upon an Exit event. The amount of the Exit Payment would be based on the additional equity value achieved by the Company above the initial equity investment by TCFI LARK, LLC, net of all of the anticipated Exit Payments, on the first to occur of the following events: (i) RDS’ initial public offering, (ii) the sale of all or substantially all of the assets of RDS to an unrelated person or entity, or (iii) any other similar transaction in which Trive Capital sells or transfers all of its ownership to an unrelated third party. The Exit Payment shall vest according to the vesting scheduled denoted in the arrangement and will be settled in cash. If the executive ceases to be employed by RDS and its subsidiaries for any or no reason (other than termination for cause) prior to an Exit, the executive may become vested up to a maximum of 50% of the Exit Payment depending on the length of continued employment. The remaining 50% of the Exit Payment will vest only if the executive is employed through the date of the Exit. The Company did not recognize a liability on the date of grant or at December 31, 2016 as the relevant event had not occurred. With the November 2017 Private Offering and Private Placement (See Note 11), item (iii) above triggered the payment under the Equity Tracking Incentive Plan to the four executives. For the year ended December 31, 2017, RDS recognized $3.5 million of general and administrative expense on the consolidated statements of operations related to these payments.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Commitments and Contingencies (Continued)

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property, plant and equipment and amortized to accumulated amortization on a straight line basis over the life of the lease, typically four years. The total acquisition cost included in PP&E related to the leased vehicles is $2.7 million and $1.1 million at December 31, 2018 and 2017, respectively. Total accumulated amortization related to the leased vehicles is $0.5 million and $0.05 million at December 31, 2018 and 2017, respectively, with amortization expense totaling $0.5 million and $0.05 million for the years ended December 31, 2018 and 2017, respectively. The Company did not have any capital leases for the year ended December 31, 2016.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2023. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Four of RDS’ facility leases are with a company owned by a stockholder of SIC and three of RDS’ facility leases are with employees or contractors of RDS. Three additional related party leases were added with the acquisition of Intown Design in 2019 (See Note 18).

RDS also has operating leases for certain office equipment and vehicles under long-term lease agreements expiring at various dates through 2024.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through October 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. Four of ASG’s facility leases are with companies owned by stockholders of SIC or other related parties.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at December 31, 2018 and 2017 was $1.9 million and $1.3 million, respectively. Aggregate rent expense for the years ended December 31, 2018, 2017, and 2016 totaled $14.3 million, $7.5 million and $4.5 million, respectively.

Aggregate future minimum payments under capital leases and noncancelable operating leases at December 31, 2018 are as follows:

(in thousands)	Capital Lease Obligations	Related Party Operating Lease Obligations	Third Party Operating Lease Obligations	Net Lease Commitments
2019	$544	$3,119	$11,363	$15,026
2020	619	3,042	10,924	14,585
2021	550	2,543	9,904	12,997
2022	197	2,335	8,314	10,846
2023	65	1,282	5,700	7,047
Thereafter	180	—	11,483	11,663
Total minimum lease payments	$2,155	$12,321	$57,688	$72,164
Less: amount representing interest	111
Present value of net minimum lease payments	2,044
Less: current maturities of capital lease obligations	500
Long-term capital lease obligations	$1,544

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Commitments and Contingencies (Continued)

Litigation

The Company experiences routine litigation in the normal course of its business. Production residential builders in California are primarily sued for alleged construction defects. As a practice, residential builders name all subcontractors in the lawsuit whether or not the subcontractor has any connection, direct or indirect, with the alleged defect. The Company, as a subcontractor, is involved in these lawsuits as a result. The Company generally has no or minimal liability in the majority of these lawsuits. The Company’s insurance policies’ self-insured retention (“SIR”) or/deductible typically ranges from $0.01 million to $0.03 million. In the event that the Company has exposure beyond its SIR/deductible, the Company’s general liability policy is triggered and the general liability insurance and the insurance carrier defends the Company in the lawsuit and is responsible for additional exposure up to policy limits. The Company has consistently maintained general liability insurance with $2.0 million aggregate and $1.0 million per occurrence limits. Management does not believe that any pending or threatened litigation will have a material adverse effect on the Company’s combined business, financial condition, results of operations, and/or cash flows.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including to lessors of office and warehouse space for certain actions arising during the Company’s tenancy and to the Company’s customers. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

Exclusive Distributor Rights

Pental’s main supplier has agreed to allow Pental exclusive distribution rights in 23 states in the United States. To maintain these rights, Pental must meet certain minimum purchase requirements. Purchase volumes through December 31, 2020 must be a minimum purchase of 90 containers per month. Using an estimated price per container based on the 2018 average price per container the future minimum purchases to maintain the exclusive rights as of December 31, 2018 are as follows:

(in thousands)	Amount
2019	36,180
2020	36,180
$72,360

If Pental falls short of these minimum requirements in any given calendar year, Pental has agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to Pental if such commitments are not met; however, the supplier reserves the right to remove exclusive distribution rights privileges.

Purchase Commitments

The Company also has contracted to minimum purchase commitments with certain suppliers.  RDS has committed to purchase $2 million in products annually for each of the calendar years 2019, 2020, 2021 with a certain supplier.  Additionally, ASG has committed to purchase volumes estimated at approximately $0.4 million in 2019 with a specific Italian distributor.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Equity

RDS

Prior to the November 2017 Restructuring Transactions, RDS was governed by the terms and conditions of TCFI’s Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”), effective as of August 31, 2014. The Operating Agreement provided for two types member units: Class A and Class B. At December 31, 2016, RDS had 16,891,535 Class A Units and Class B Units issued and outstanding. Both units had voting rights. The Class A Units were owned by Trive Capital. The Operating Agreement provided that the Class A unitholders receive 100% of distributions until Trive Capital had received 100% of its invested capital. Thereafter, distributions were made 100% to the Class B unitholders until they received 20% of the total distributions, and thereafter, distributions were made to both classes of unitholders on a pro rata basis.

Prior to the November 2017 Restructuring Transactions, distributions totaling $20.8 million were paid to members during 2017 and no distributions were made in 2016.

ASG

Prior to the November 2017 Restructuring Transactions, under ASG’s Second Amended and Restated Limited Liability Agreement dated July 21, 2016, membership interests were divided into four classes of units referred to as Class A Units, Class B Units, Class C Units, and Class D Units. The Board of Managers was authorized to issue (i) Additional Units (including new classes or series of Units thereof having rights which were preferential to or otherwise different than the rights of any then-existing class or series of Units) and (ii) obligations, evidences of indebtedness or other securities or interests in each case convertible into or exchangeable for Units. The Board of Managers determined the terms and conditions governing the issuance of such Additional Units, including the number and designation of such Additional Units, the preference (with respect to distributions, in liquidation or otherwise) over any other Units and any required contributions in connection therewith, and were entitled to make such amendments to this Agreement as may be necessary to effectuate the foregoing without obtaining the consent of any Member.

Members owning Class A, Class B or Class D Units were entitled to vote on any matter permitted or required to be voted upon by the Members. Each Member had one vote per Class A, Class B and Class D Unit owned by such Member. Class C Units represented the participation of ASG’s management or employees in distributions to Members resulting from a dissolution, liquidation, or sale of substantially all of ASG’s assets. All Class C Units outstanding at December 31, 2016 were awarded on August 1, 2016.

Under ASG’s Limited Liability Agreement, all distributions of Net Proceeds of a Capital Transaction, distributable cash or other property were made in the following order of priority. First, one hundred percent to the Class A Members Pro Rata, until such time as the Class A Members received an amount of distributions equal to one hundred percent of its Invested Capital (defined). Second, one hundred percent to the Class B Members, in proportion to their Class B Capital Return Accounts, until such Class B Capital Return Accounts were reduced to zero. Third, one hundred percent to the Class D Members, in proportion to their Class D Capital Return Accounts, until such Class D Capital Return Accounts were reduced to zero.

Thereafter, all distributions of Net Proceeds of a Capital Transaction, distributable cash or other property were to be made one hundred percent to the Members Pro Rata; provided, however, no Class C Unit could participate in a distribution until the aggregate distributions to the Members since the date that Class C Unit was issued equal the Hurdle Amount for that Class C Unit (defined). Notwithstanding the foregoing, in the event of a 3.25x Return Transaction (defined) distributions would occur such that, subject to any re-allocation as defined in the limited liability agreement, each Rollover Member’s (defined) Pro Rata share of that distribution was calculated as if the Rollover Members, collectively and proportionately, had an additional ten percent (10%) of the outstanding Units at that time, and each other Member’s (defined) Pro Rata share of that distribution was diluted proportionately.

At December 31, 2016, ASG had 39,029,404 Class A Units, Class B Units, and Class D Units issued and outstanding. At December 31, 2016, ASG had 3,393,861 Class C Units, granted and unvested. Distributions totaling $262,825 were paid to Members during the year ended December 31, 2016.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Equity (Continued)

ASG’s Third Amended and Restated Limited Liability Agreement dated February 28, 2017 added Class E-1 Units and Class E-2 Units primarily to facilitate the acquisition of Pental. In connection with the acquisition of Pental, ASG issued 7,134,702 Class E-2 Units valued at $10.0 million to Aquarius Seller, Inc. for its Rollover Equity (See Note 4). An additional 21,404 Class E-2 Units were issued for $30,000 to an existing member. In addition, 21,736,168 Class E-1 Units were issued to Class A unitholders and 568,435 Class C Units were granted to management and employees.

Prior to the November 2017 Restructuring Transactions, distributions totaling $14.6 million were paid to Members during 2017.

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

As part of the November 2017 Restructuring Transactions, SIC used approximately $62.7 million of the proceeds from the November 2017 Private Offering and Private Placement to purchase a certain amount of equity interests in RDS and ASG from the Rollover Stockholders. The remaining equity interests in RDS and ASG were rolled over into 9,244,112 shares of Class B Common Stock. Concurrently, SIC used approximately $26.6 million of the proceeds from the November 2017 Private Offering and Private Placement to repurchase and retire 2,379,486 shares of Class B Common Stock from affiliates of Trive Capital Management LLC (“Trive Capital”). In accordance with the terms of the November 2017 Private Offering and Private Placement, in December 2017, the Company also repurchased and retired 3,000,000 shares of Class B Common Stock with the proceeds of the sales of Class A Common Stock to new investors. Immediately after the consummation of the November 2017 Private Offering and Private Placement and the November 2017 Restructuring Transactions, the Company had 21,750,000 shares of Class A Common Stock outstanding and 3,864,626 shares of Class B Common Stock outstanding.

Registration Rights

In connection with the November 2017 Private Offering and Private Placement, a Registration Rights Agreement (“Registration Rights Agreement”) was entered into by the Company, certain members of Company management, affiliates of Trive Capital, and B. Riley FBR, Inc. as the initial purchaser/private placement agent in the November 2017 Private Offering and Private Placement.

Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC as soon as reasonably practicable, but in no event later than January 31, 2018, a shelf registration statement registering the resale of Class A Common Stock sold in the November 2017 Private Offering and Private Placement (“Shelf Registration Statement”).  Pursuant to the Registration Rights Agreement, the Company also agreed to use its commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective by the SEC and have the Class A Common Stock listed on a national securities exchange no later than May 31, 2018.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Equity (Continued)

The Registration Rights Agreement provided that if the Shelf Registration Statement was not effective, and the Class A Common Stock was not listed and trading on a national securities exchange, by May 31, 2018, then holders of shares of Class A Common Stock would be entitled to receive dividends on shares of Class A Common Stock that would accrue and be payable only in additional shares of Class A Common Stock (“Special Stock Dividends”).  The Registration Rights Agreement also provided that Special Stock Dividends would accrue at a daily rate equal to the quotient of (i) 0.05 multiplied by 21,750,000 (the aggregate number of shares of Class A Common Stock sold and issued in the November 2017 Private Offering and Private Placement) divided by (ii) 365, up to a maximum aggregate number of shares of Class A Common Stock equal to 1,460,149 shares (“Maximum Accrual Amount”), and would cease accruing upon the Shelf Registration Statement being declared effective, and the Class A Common Stock commencing trading on a national exchange.  In the event that Special Stock Dividends are paid by the Company to the holders of Class A Common Stock, an equivalent amount of shares of Class B Common Stock held by affiliates of Trive Capital and certain members of Company management would be repurchased by the Company at a price of $0.01 per share and immediately cancelled.  The shares of Class B Common Stock to be repurchased, if any, would be from the 1,460,149 shares of Class B Common Stock that were held in escrow (consisting of 1,000,000 shares held by affiliates of Trive Capital and 460,149 shares held by certain members of management).

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

On August 13, 2018, the Company’s Shelf Registration Statement was declared effective by the SEC and on August 16, 2018 the Class A Common Stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SIC.” As of August 15, 2018, the Special Stock Dividend stopped accruing, with a total amount accrued of 226,511 shares. After the Special Stock Dividend was paid and an equal number of shares of Class B Common Stock were repurchased and cancelled by the Company, each then remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.

Repurchase Agreement

In connection with the November 2017 Private Offering and Private Placement, the Company has entered into a Repurchase Agreement with certain affiliates of Trive Capital pursuant to which the Company has the right to repurchase, at a price of $0.01 per share, an aggregate of 800,000 shares of Class A Common Stock held by such affiliates of Trive Capital upon the determination of the non-occurrence of certain Company performance goals or stock trading thresholds specified in the Repurchase Agreement. Such affiliates of Trive Capital have placed the 800,000 shares of Class A Common Stock in escrow pending such determination of the occurrence or non-occurrence of the specified performance goals and stock trading thresholds. The Company determined that the performance goals and stock trading thresholds were not met and intends to repurchase these shares from Trive Capital.

Dividend Rights

Holders of shares of Class A Common Stock are entitled to ratably receive dividends when and if declared by the Company’s board of directors out of funds legally available for that purpose, subject to any statutory or contractual restrictions on the payment of dividends and to any prior rights and preferences that may be applicable to any outstanding preferred stock.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Equity (Continued)

Liquidation Rights

Upon the Company’s liquidation, dissolution, distribution of assets or other winding up, holders of shares of Class A Common Stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and any liquidation preference of any outstanding preferred stock.

Other Matters

The shares of Class A Common Stock have no preemptive or conversion rights and are not subject to further calls or assessment by us. There are no redemption or sinking fund provisions applicable to the Class A Common Stock. All outstanding shares of the Class A Common Stock are fully paid and non-assessable.

12. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (“2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares. At December 31, 2018 and, 2017, there were approximately 1,667,446 and 1,848,727 shares of common stock available for grant under the 2017 Plan, respectively.

Stock Options

The 2017 Plan permits the grant of incentive stock options to employees and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants at the sole discretion of the Company’s board of directors.

The Company’s board of directors administers the 2017 Plan, selects the individuals to whom options will be granted, and determines the number of options to be granted and the term and exercise price of each option. Incentive stock options granted pursuant to the terms of the 2017 Plan cannot be granted with an exercise price of less than 100% of the fair market value of the underlying stock on the date of grant (110% if the award is issued to a 10% or more stockholder of the Company). The term of the options granted under the Plan cannot be greater than ten years; five years for incentive stock options granted to optionees who have a greater than 10% ownership interest in the Company.

If a 2017 Plan option expires, such as upon termination of employment, becomes unexercisable without having been exercised in full, is surrendered pursuant to an option exchange program, or settled in a manner that does not result in the issuance of shares, the unpurchased shares will become available for future grant or sale under the 2017 Plan. If the employee does not exercise vested 2017 Plan options upon termination, these options will expire and revert back to the 2017 Plan’s option pool. The Company’s policy is to issue new shares of common stock upon the exercise of stock options.

The Company’s has not had any stock option activity under the 2017 Plan for the years ended December 31, 2018 and 2017.

Restricted Stock

Restricted stock awards and restricted stock unit awards are grants of shares of the Company’s common stock that are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the Company’s board of directors provides otherwise. Recipients of restricted stock unit awards generally will not have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the Company’s board of directors provides otherwise. Shares of restricted stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Stock Compensation (Continued)

On November 22, 2017, concurrent with November 2017 Private Offering and Private Placement, 356,368 shares of restricted stock were granted to certain members of the executive management team and members of the Company’s board of directors subject to certain vesting conditions, including continuous service to the Company for a period of 3 years and meeting other Company performance conditions, including continuous service to the Company, following the date of the restricted stock agreement. The shares vest ratably on an annual basis. For the year ended December 31, 2018, an additional 779,016 shares of restricted stock were granted to certain executives and key employees, and such shares are subject to vesting over a period of three years and certain other conditions, including continuous service to the Company, following the date of the restricted stock agreement. The shares vest ratably on an annual basis.

The Company estimated the fair value of these shares on the date the shares were granted, and recognizes the resulting fair value, net of estimated forfeitures, over the requisite service period as general and administrative expense and additional paid-in capital. The grant date fair value for the shares of restricted stock granted on November 22, 2017 through August 15, 2018 was estimated using the price per share sold in the November 2017 Private Offering and Private Placement as a proxy due to the lack of any subsequent market indication of a change in value as the Company’s stock traded very infrequently and in very low volume during that period. Subsequent to the commencement of trading of the Class A Common Stock on the Nasdaq Capital Market on August 16, 2018, the grant date fair value was determined using the share closing price on the date of grant.

A summary of the restricted stock activity for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)	Number of Restricted Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2017	—	—
Granted	356,368	$12.00
Forfeited	—	—
Vested	—	—
Nonvested shares at December 31, 2017	356,368	$12.00
Granted	779,016	$11.83
Forfeited	(281,762)	12.00
Vested	(27,646)	12.00
Nonvested shares at December 31, 2018	825,976	$11.84

As of December 31, 2018, total remaining equity based compensation expense for unvested restricted stock is $7.6 million, which is expected to be recognized over a weighted average remaining period of 2.7 years. Equity -based compensation expense recognized for restricted stock for the years ended December 31, 2018, 2017 and 2016 was $2.5 million, $0.2 million and $0, respectively.   The recognized tax benefit for stock compensation expense for the year ended December 31, 2018 was $1.0 million.  There was no significant tax benefit recorded for stock compensation expense in 2017 or 2016.

Phantom Stock

Phantom stock awards are grants of shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Recipients of phantom stock awards generally will not have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the Company’s board of directors provides otherwise. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Stock Compensation (Continued)

On November 22, 2017, concurrent with November 2017 Private Offering and Private Placement, 356,368 shares of phantom stock were granted to certain members of the executive management team and members of the Company’s board of directors subject to certain vesting conditions including continuous service to the Company and meeting other Company performance conditions, following the date of the phantom stock agreement. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability to the extent that the performance condition is deemed probable.  The fair value for the shares of phantom stock granted on November 22, 2017 was estimated using the most current price paid for Class A Common Stock traded between a buyer and a seller.

The Company recorded phantom stock based compensation expense of $0.01 million and $0.8 million related to these shares for the years ended December 31, 2018 and 2017, respectively.

A summary of the phantom stock activity for the years ended December 31, 2018 and 2017 is as follows:

Number of Phantom Restricted Outstanding
Nonvested shares at January 1, 2017	—
Granted	356,368
Forfeited	—
Vested	(70,440)
Nonvested shares at December 31, 2017	285,928
Granted	—
Forfeited	(281,762)
Vested	(1,389)
Nonvested shares at December 31, 2018	2,777

As of December 31, 2018, total remaining equity based compensation expense for unvested phantom stock is $0.02 million, which is expected to be recognized over a weighted average remaining period of 1.9 years.

13. Provision for Income Taxes

At December 31, 2018, 2017 and 2016, the components of the provision for income taxes reflected on the consolidated statements of operations are as follows:

(in thousands)	2018	2017	2016
Current:
Federal	$3,604	17	$3,458
State	1,571	374	1,072
Total current	5,175	391	4,530
Deferred:
Federal	(2,871)	3,712	(1,471)
State	(1,315)	(783)	(425)
Total deferred	(4,186)	2,929	(1,896)
Provision for income taxes	$989	$3,320	$2,634

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Provision for Income Taxes (Continued)

The following is a reconciliation of expected income tax expense (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense.

(in thousands)	2018	2017	2016
Income taxes at federal statutory rate	$(280)	$(2,756)	$3,294
State income taxes, net of federal benefit	148	(248)	468
Domestic production activities deductions	—	(97)	(206)
Permanent items	294	1,729	8
Transaction costs	968	64	—
State rate change	(27)	(140)	—
Tax Cuts and Jobs Act	—	5,372	—
2015 IRS audit	—	228	—
Flow-through income	—	(956)	(1,372)
Other, net	(114)	124	442
Provision for income taxes	$989	$3,320	$2,634

At December 31, 2018, the Company's effective income tax rate is different from what would be expected if the federal statutory rate were applied to net income before taxes primarily because permanent adjustments, capitalized transaction costs, prior period adjustments, and state income taxes. At December 31, 2017, the Company’s effective income tax rate is different from the federal statutory rate primarily due to the impact of the Tax Act noted below. At December 31, 2016, the Company’s effective income tax rate is different from what would be expected if the federal statutory rate were applied to net income before taxes primarily because there is no provision for deferred income taxes for the portion of pretax net income attributable to ASG, which is a limited liability company. The equity holders of ASG, prior to the November 2017 Restructuring Transactions, separately accounted for their share of ASG’s income, deduction and losses on their income tax returns. In addition, the effective rate differed from the statutory rate for RDS as a result of permanent favorable adjustments and state income taxes. The November 2017 Restructuring Transaction was treated as a combination of entities under common control, which resulted in a higher basis for tax vs. book. This resulted in the recognition of deferred tax assets totaling approximately $19.7 million (tax effected) which is recognized as contributed capital.

The components of deferred tax assets and liabilities are as follows as of December 31, 2018 and 2017:

(in thousands)	2018	2017
Deferred tax assets
Accrued liabilities	$682	$473
State income taxes	208	29
Intangible assets	5,396	11,225
Net operating loss	—	541
Inventory	3,228	322
Stock based compensation	659	257
Other, net	558	359
Total deferred tax assets	10,731	13,206
Deferred tax liabilities
Property and equipment	(1,376)	(1,637)
Total deferred tax liabilities	(1,376)	(1,637)
Net deferred tax assets (liabilities)	$9,355	$11,569

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Provision for Income Taxes (Continued)

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes. The Company has not provided for a valuation allowance against any of its deferred tax assets, as management has determined it is more likely than not that these deferred tax assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.

On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018. Because of the rate reduction, the Company reduced the deferred tax asset balance as of December 31, 2017 by $5.3 million. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under Accounting Standards Codification Topic 740. Income Taxes (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for Tax Act-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has completed its evaluation of the Act of 2017 on its December 31, 2018 financial statements and adjusted its provision for the year ended December 31, 2018 accordingly.

As of December 31, 2018, unrecognized tax benefits relate entirely to pre-acquisition TAC returns. Assessments related to TAC for tax years through the December 31, 2018 transaction date are the responsibility of former TAC management. The Company is fully indemnified for income taxes prior to the acquisition, as well as any related interest and penalties. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax benefits within the next 12 months. The Company is subject to examinations by federal taxing authorities for the tax years 2015 – 2018 and by state taxing authorities for the tax years 2014—2018. The Company is not currently under any tax examinations. The Company analyzes filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, and all open tax years in these jurisdictions to determine if there are any uncertain tax positions on its tax returns.

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows:

(in thousands)	2018	2017
Unrecognized tax positions, beginning of year	$—	$—
Gross increase - current period tax positions	—	—
Gross decrease - prior period tax positions	—	—
Gross increase - prior period tax positions	4,364	—
Expiration of statute of limitations	—	—
Unrecognized tax positions, end of year	$4,364	$—

Of the Company’s total unrecognized tax benefits of $4.4 million, there would be no impact to the annual effective tax rate if recognized as the uncertain tax positions are fully indemnified. The Company’s policy is to recognize interest and/or penalties related to all tax positions as income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company has recognized $0.2 million in interest and $0.3 million in penalties related to uncertain tax positions as of December 31, 2018. If recognized, there would be no impact to the effective tax rate as the interest and penalties are fully indemnified. No interest or penalties were accrued as of December 31, 2017.

Pursuant of Internal Revenue Code Sections 382, annual use of the Company’s net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Employee Benefit Plan

The Company maintains a qualified 401(k) plan for the benefit of its employees. Substantially all employees are eligible to participate in the plan. Under the plan, eligible participants are permitted to make salary deferral contributions to the plan. In addition, the plan provides for employer matching. During the years ended December 31, 2018, 2017 and 2016, the Company contributed $0.9 million, $0.6 million, and $0.3 million to the plan, respectively.

15. Related Party Transactions

Consulting Agreement

During the periods ended December 31, 2017 and 2016, respectively, each of RDS and ASG had a consulting agreement with Trive Capital (affiliates of which collectively hold more than 5% of the Company’s common stock and are affiliated with Christopher Zugaro, the former chairman of the Company’s board of directors).   Under each such respective agreement, RDS and ASG were each required to pay Trive Capital an annual nonrefundable consulting fee of $0.4 million, payable in four quarterly installments of $0.1 million each, plus the reimbursement of expenses. Each consulting agreement also allowed for additional consulting work outside of the scope of the agreement to be provided by Trive Capital and billed separately to each company. The agreement was terminated at the time of the November 2017 Restructuring Transaction. Consulting fees plus expenses that were expensed to Trive Capital during the years ended December 31, 2017 and 2016 totaled $2.8 million and $1.2 million, respectively. There was no outstanding balance due to Trive Capital at December 31, 2018 or December 31, 2017.

Facility Rent

RDS leases four of its facilities from a trust affiliated with a stockholder of the Company.  Rent expense under these leases totaled $0.8 million during the years ended December 31, 2018 and 2017, $0.7 million during the year ended December 31, 2016. No amounts were unpaid at December 31, 2018 and 2017. (See Note 10 ).

In 2018, RDS entered into a lease of a facility with a current Summit employee.  Rent expense under this lease totaled $0.07 million during the year ended December 31, 2018. No amounts were unpaid at December 31, 2018. In conjunction with the purchase of TAC on December 31, 2018, RDS entered into two facility leases with a current TAC contractor.  No expense was incurred during 2018 and no amounts were unpaid at December 31, 2018. (See Note 10 ).

ASG leases office space from AASG Bee Creek Investments Ltd., a company owned by certain stockholders of the Company. The lease was renewed on February 29, 2016 and includes an additional option to renew the lease for five years. Rent expense under this lease was $0.5 million for each of the years ended December 31, 2018, 2017, and 2016. No amounts were unpaid at December 31, 2018 and 2017. (See Note 10).

ASG leases office space from AASG San Antonio Investments Ltd., a company owned by certain stockholders of the Company. The lease was renewed on February 29, 2016 and includes an additional option to renew the lease for two years. Rent expense under this lease was $0.2 million for each of the years ended December 31, 2018, 2017, and 2016. No amounts were unpaid at December 31, 2018 and 2017. (See Note 10).

ASG leases office space from 502 Jersey Ave LLC, a company owned by an employee and former owner of Cosmic. Rent expense under this lease was $0.4 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. There was no rent expense incurred with this company in 2016. No amounts were unpaid at December 31, 2018 and 2017. (See Note 10).

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee and former owner of NSI. Rent expense under this lease was $0.1 million for the year ended December 31, 2018. There was no expense under this lease during the years ended December 31, 2017 and 2016. No amounts were unpaid under this lease at December 31, 2018 and 2017. (See Note 10).

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Related Party Transactions (Continued)

Subcontractors and Suppliers

Two of RDS employees have family members that have an ownership interest in flooring subcontracting companies that do business with RDS. During the years ended December 31, 2018, 2017, and 2016, these companies performed a total of $1.6 million, $3.2 million, and $2.7 million in subcontract work for RDS, respectively.   Amounts due and recorded as accounts payable at December 31, 2018 was $0.01 million.  No amount was unpaid at December 31, 2017.

Design services were also provided to RDS by designers affiliated with current Greencraft employees in 2018.  During the year ended December 31, 2018, expenses incurred with this design company were $0.08 million.  No amount was unpaid at December 31, 2018.

Other Consulting Services

A consulting firm affiliated with an officer of the Company has performed various consulting services for the Company related to human resources, accounting, and project management. During the years ended December 31, 2018, 2017, and 2016, the Company incurred approximately $0.2 million, $0.3 million, and $0.3 million of costs with this consulting firm, respectively. Amounts due and recorded as accounts payable at December 31, 2018 was $0.01 million.  No amount was unpaid at December 31, 2017.

An ASG executive and a stockholder of the Company terminated employment with ASG as of June 30, 2017. The stockholder continued to provide business consulting services for ASG through June 30, 2018. During the years ended December 31, 2018 and 2017, ASG incurred $0.05 million and $0.06 million, respectively, of consulting costs with this stockholder. There were no consulting costs associated with this stockholder during 2016. No amounts were unpaid at December 31, 2018 and 2017.

16. Segment Information

The Company’s operations are classified into two operating segments: RDS and ASG. Under RDS, the Company offers interior design and installation services, and under ASG, the Company performs natural and engineered surfaces distribution. These operating segments represent strategic business areas which, although they operate separately and provide their own distinctive services, enables the Company to more effectively offer the complete line of interior design and selection services, merchandising, and complex supply chain management. While individual acquisitions, for a time, may have discrete financial information before being fully integrated, RDS and ASG are the only operating and reporting segments for which both discrete financial information is available and is reviewed by management for the purpose of making operating decisions and assessing financial performance.

Inter-segment eliminations result primarily from the sale of ASG inventory to the RDS segment, including the related profit margin, as well as some intercompany borrowings recorded in the form of intercompany payables and receivables.

In addition, certain corporate-level costs incurred at a corporate level or at the reporting unit level that benefit the segments is not allocated. These costs include: corporate payroll costs, legal, professional service fees, interest expense, including amortization of deferred financing costs, and taxes and equity based compensation.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Segment Information (Continued)

The Company evaluates performance of the respective segments based upon revenue and operating income. Information for the years presented is provided below:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Net revenue:
RDS	$268,362	$193,204	$175,824
ASG	223,971	161,114	58,613
Elimination of intercompany sales	(2,576)	(1,366)	(569)
Consolidated Total	$489,757	$352,952	$233,868

Operating income (loss):
RDS	$14,252	$(161)	$8,481
ASG	11,925	7,966	5,972
Elimination of intercompany operating income	(46)	(74)	(28)
Unallocated corporate operating loss	(14,034)	(1,569)	—
Consolidated Total	$12,097	$6,162	$14,425

Capital expenditures:
RDS	$1,684	$1,289	$1,268
ASG	6,539	2,793	2,210
Unallocated corporate capital expenditures	284
Consolidated Total	$8,507	$4,082	$3,478

Depreciation and amortization:
RDS	$9,634	$6,853	$6,252
ASG	10,833	7,963	2,935
Unallocated corporate depreciation and amortization	20
Consolidated Total	$20,487	$14,816	$9,187

	As of December 31,
(in thousands)	2018	2017
Goodwill:
RDS	$49,029	$22,614
ASG	45,564	43,712
Consolidated Total	$94,593	$66,326

Other intangible assets, net:
RDS	$47,479	$26,518
ASG	53,236	55,745
Consolidated Total	$100,715	$82,263

Total assets:
RDS	$170,724	$103,172
ASG	230,505	203,637
Elimination of intercompany receivables and inventory	(1,016)	(276)
Unallocated corporate assets	15,801	13,713
Consolidated Total	$416,014	$320,246

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information is as follows for the periods presented:

(In thousands, except per share data)	Quarter Ended
Fiscal 2018	December 31	September 30	June 30	March 31
Total revenue	$132,957	$127,553	$124,861	$104,386
Gross profit	34,628	36,470	34,406	27,950
Income from operations	3,533	4,004	3,610	950
Net (loss) income	(1,833)	753	(86)	(1,309)
Basic EPS	$(0.07)	$0.03	$—	$(0.05)
Diluted EPS	$(0.07)	$0.03	$—	$(0.05)
Fiscal 2017
Total revenue	$100,261	$94,605	$90,361	$67,725
Gross profit	28,793	28,115	26,511	20,470
Income from operations	(8,716)	7,129	7,056	693
Net (loss) income	(14,969)	2,812	3,396	(2,585)

Basic and Diluted EPS includes both Class A Common Stock and Class B Common Stock for the quarters ended June 30, 2018 and March 30, 2018.  In August 2018, each then remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.

18. Subsequent Events

Events occurring after December 31, 2018, have been evaluated for possible adjustment to the consolidated financial statements or disclosure as of March 15, 2019, which is the date the consolidated financial statements were available to be issued.

On March 1, 2019, the Company acquired Intown Design (“Intown”) for approximately $11 million in cash at closing (subject to post-closing purchase price true-up adjustments), and an earn-out amount based on the achievement of certain EBITDA thresholds. Intown fabricates and installs granite, marble and quartz countertops in Alabama, Georgia, North Carolina, South Carolina, and Tennessee, and installs cabinets in Georgia. Intown operates facilities in Atlanta, Georgia and Charlotte, North Carolina, serving both residential and commercial customers in new-construction and R&R end markets, with annualized sales of approximately $20 million.  Management believe the acquisition will further diversify the Company’s geographic mix and channel strength. In conjunction with the acquisition, the Company entered into three facility leases with the former owner who is now an employee of the Company. As a result of the timing of this acquisition, not all disclosures for the Intown acquisition as required under ASC 805 are presented, including certain pro forma information, as the initial accounting for the business combination is incomplete at the time the financial statements were available to be issued.

Schedule I – SIC’s Condensed Parent Company Only Financial Statements

Select Interior Concepts, Inc.

Parent Company Only

Condensed Balance Sheets

(In thousands, except share data)

(in thousands)	As of December 31, 2018	As of December 31, 2017
Assets
Investment in wholly owned subsidiaries	$161,145	$149,587
Other assets	468	—
Total assets	$161,613	$149,587
Liabilities and Stockholders' Equity
Due to subsidiaries	$11,183	$441
Accrueds and other liabilities	1,736	1,059
Total liabilities	12,919	1,500
Stockholders' Equity:
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,682,669 and 21,750,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	257	217
Class B common stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at December 31, 2018, and 3,864,626 shares issued and outstanding at December 31, 2017	—	39
Additional paid in capital	156,601	153,520
Accumulated deficit	(8,164)	(5,689)
Total stockholders' equity	148,694	148,087
Total liabilities and stockholders' equity	$161,613	$149,587

See Notes to Condensed Parent Company Only Financial Statements.

F 49

Select Interior Concepts, Inc.

Parent Company Only

Condensed Statements of Operations

(In thousands)

(in thousands)	Year Ended December 31, 2018	Period Ended December 31, 2017
Equity in net income (loss) of subsidiaries	$11,559	$(4,120)
Operating expenses	(14,034)	(1,569)
Net loss	$(2,475)	$(5,689)

See Notes to Condensed Parent Company Only Financial Statements.

Select Interior Concepts, Inc.

Parent Company Only

Condensed Statements of Cash Flows

(In thousands)

(in thousands)	Year Ended December 31, 2018	Period Ended December 31, 2017
Cash Flows Used in Operating Activities:
Net loss	$(2,475)	$(5,689)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(11,559)	4,120
Depreciation and amortization	21	—
Equity based compensation	2,528	152
Changes in assets and liabilities:
Changes in operating assets	(204)	—
Changes in accrued expenses	677	976
Net cash used in operating activities	$(11,012)	$(441)
Cash Flows used in Investing Activities:
Purchase of equipment	(284)	—
Investment in subsidiaries	—	(117,741)
Net cash provided by investing activities	$(284)	$(117,741)
Cash Flows provided by Financing Activities:
Repurchase and retirement of common B shares	—	(60,035)
Repurchase of member units	—	(62,725)
Contributions	—	240,501
Borrowings from subsidiaries	10,743	441
Proceeds from issuance of equity	553	—
Net cash provided by financing activities	$11,296	$118,182
Net change in cash and cash equivalents	—	—
Cash and cash equivalents:
Beginning	—	—
Ending	$—	$—

See Notes to Condensed Parent Company Only Financial Statements.

Notes to Condensed Parent Company Only Financial Statements

Note 1. Description of Select Interior Concepts Inc.

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (“SIC”).  SIC is a Delaware corporation that was restructured in November 2017 to be a holding company on which to consolidate diversified building products and services companies with a primary focus on the interiors of all types of buildings.   SIC owns 100% of its two primary operating subsidiaries and segments, Residential Design Services and Architectural Surfaces Group. SIC has no significant operations or assets other than its ownership in Residential Design Services and Architectural Surfaces Group. Accordingly, SIC is dependent upon its subsidiaries to fund its obligations.

Note 2. Basis of Presentation

The accompanying Condensed Parent Only Financial Statements include the amounts of SIC and its investment in its subsidiaries under the equity method, and do not present the financial statements of SIC and its subsidiaries on a consolidated basis. Under the equity method, investments in subsidiaries are stated at cost plus contributions and equity in undistributed income (loss) of subsidiaries less distributions received since the date of acquisition. There have been no distributions in 2018 and 2017.   Income tax considerations were evaluated under the separate return method, resulting in no net tax benefits for SIC as a separate entity. The period ended December 31, 2017 represents the period between the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement and December 31, 2017.   These Condensed Parent Company Only Financial Statements should be read in conjunction with the consolidated financial statements of Select Interior Concepts, Inc. and subsidiaries and the accompanying Notes to the consolidated financial statements.