Form 10-Q
period 2019-03-31
Select Interior Concepts, Inc.
filed 2019-05-10
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SIC	The Nasdaq Stock Market LLC

As of May 1, 2019, the registrant had 25,821,224 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$7,110	$6,362
Restricted cash	—	3,000
Accounts receivable, net of allowance for doubtful accounts of $521 and $500, respectively	63,413	63,601
Inventories	109,941	108,270
Prepaid expenses and other current assets	3,696	2,809
Income taxes receivable	834	1,263
Total current assets	184,994	185,305
Property and equipment, net of accumulated depreciation of $15,128 and $13,038, respectively	21,783	19,798
Deferred tax assets, net	9,355	9,355
Goodwill	98,976	94,593
Customer relationships, net of accumulated amortization of $39,309 and $35,877, respectively	80,431	79,843
Other intangible assets, net	21,343	20,872
Other assets	6,175	6,248
Total assets	$423,057	$416,014
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of financing fees of $511	$1,331	$1,368
Current portion of capital lease obligations	620	500
Accounts payable	40,430	37,265
Income taxes payable	984	984
Accrued expenses and other current liabilities	25,925	27,620
Customer deposits	9,379	9,908
Total current liabilities	78,669	77,645
Line of credit	29,611	36,706
Long-term debt, net of current portion and financing fees of $1,464 and $1,618, respectively	154,475	142,442
Long-term capital lease obligations	1,434	1,544
Other long-term liabilities	9,489	8,983
Total liabilities	$273,678	$267,320
Commitments and contingencies (see Note 10)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,821,224 and 25,682,669 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	257	257
Additional paid in capital	157,159	156,601
Accumulated deficit	(8,037)	(8,164)
Total stockholders' equity	$149,379	$148,694
Total liabilities and equity	$423,057	$416,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share data)	2019	2018
Revenues, net	$136,920	$104,386
Cost of revenues	98,187	76,436
Gross profit	38,733	27,950
Selling, general and administrative expenses	35,467	27,000
Income from operations	3,266	950
Other expense:
Interest expense	4,329	2,523
Other (income) expense, net	(1,715)	239
Total other expense, net	2,614	2,762
Income (loss) before provision (benefit) for income taxes	652	(1,812)
Provision (benefit) for income taxes	525	(503)
Net income (loss)	$127	$(1,309)
Earnings (loss) per share of common stock
Basic common stock	$0.00	$(0.05)
Diluted common stock	$0.00	$(0.05)
Weighted average shares outstanding
Basic common stock	25,766,260	25,614,626
Diluted common stock	25,826,120	25,614,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows provided by (used in) operating activities
Net income (loss)	$127	$(1,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,249	4,684
Equity based compensation	558	825
Change in fair value of earn-out liabilities	(1,522)	—
Deferred benefit from income taxes	—	(1,098)
Amortized interest on deferred debt issuance costs	178	157
Increase in allowance for doubtful accounts	21	1
(Gain) loss on disposal of property and equipment	(11)	17
Changes in operating assets and liabilities:
Accounts receivable	2,335	4,225
Prepaid expenses and other current assets	(887)	(150)
Inventory	235	(1,356)
Other assets	73	(502)
Accounts payable	2,282	(10,015)
Accrued expenses and other current liabilities	897	1,522
Income taxes payable / receivable	428	410
Customer deposit	(530)	1,131
Other long-term liabilities	118	—
Net cash provided by (used in) operating activities	10,551	(1,458)
Cash flows used in investing activities
Purchase of property and equipment	(1,880)	(2,060)
Proceeds from disposal of property and equipment	9	2
Acquisition of Intown Design, Inc.	(10,662)	—
Escrow release payment related to acquisition of Greencraft Holdings, LLC	(3,000)	—
Acquisition of NSI, LLC	—	(290)
Acquisition of Elegant Home Design, LLC (Indemnity payment in 2019)	(1,000)	(11,492)
Net cash used in investing activities	(16,533)	(13,840)
Cash flows provided by financing activities
Proceeds from (payment on) line of credit, net	(7,119)	13,061
Proceeds from term loan	11,500	6,250
Term loan and line of credit deferred issuance costs	—	(31)
Payments on notes payable	(388)	(294)
Principal payments on long-term debt	(263)	(263)
Net cash provided by financing activities	3,730	18,723
Net (decrease) increase in cash	$(2,252)	$3,425
Cash and restricted cash, beginning of period	9,362	5,547
Cash and restricted cash, end of period	$7,110	$8,972
Supplemental disclosures of cash flow information
Cash paid for interest	$3,916	$2,183
Cash paid for income taxes	$1	$184
Supplemental disclosures of non-cash investing activities
Acquisition of equipment and vehicles with long-term debt and capital leases	$1,003	$104
Earn-out estimate for Intown Design, Inc.	$2,468	$—
Accrued purchase price true-up liability related to Intown Design, Inc.	$844	$—
Measurement period adjustment related to acquisition of Greencraft Holdings, LLC	$—	$317
Acquisition of Elegant Home Design, LLC, indemnity holdback	$—	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Description

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (“SIC” or the “Company”).

SIC is a Delaware corporation that was restructured in November 2017 to be a holding company through which to consolidate diversified building products and services companies.  Through its two primary operating subsidiaries and segments, Residential Design Services (“RDS”) and Architectural Surfaces Group (“ASG”), the Company imports and distributes natural and engineered stone slabs for kitchen and bathroom countertops, operate design centers that merchandise interior products, and provide installation services. RDS interior product offerings include flooring, cabinets, countertops and wall tile, finish carpentry, cabinets, shower enclosures and mirrors.  RDS operates throughout the United States, including in California, Nevada, Arizona, Texas, Virginia, North Carolina, and Georgia.  ASG has operations in the Northeast, Southeast, Southwest, Mountain West, and West Coast regions of the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  As such, the information included in these unaudited interim financial statements and condensed notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated balance sheet as of December 31, 2018 included herein has been derived from the Company’s audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of SIC, its wholly owned subsidiaries, RDS and ASG, and their respective wholly-owned subsidiaries, and are presented in accordance with GAAP.  All significant intercompany accounts and transactions have been eliminated in combination.  References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019.

There have been no changes to our significant accounting policies described in our consolidated financial statements and related disclosures as of December 31, 2018 that have had a material impact on our condensed consolidated financial statements and related notes.

Reorganization

On November 22, 2017, SIC and the former equity holders of RDS and ASG completed a series of restructuring transactions (collectively, the “November 2017 Restructuring Transactions”) whereby certain former equity holders of RDS and ASG contributed a certain amount of equity interests in RDS and ASG to SIC in exchange for shares of Class B common stock, par value $0.01 per share, of SIC (“Class B Common Stock”).

Concurrent with the November 2017 Restructuring Transactions, SIC completed a private offering and private placement of 18,750,000 shares of its Class A common stock, par value $0.01 per share (“Class A Common Stock”), to new investors, at a public offering price of $12.00 per share for gross proceeds of approximately $225 million (prior to payment of discounts and fees to the initial purchaser and placement agent and offering expenses) (“November 2017 Private Offering and Private Placement”).

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

In connection with the listing of the Company’s Class A Common Stock on the Nasdaq Capital Market, following the repurchase and cancellation by the Company of a certain number of shares of Class B Common Stock, each then remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.

Repurchase Agreement

In connection with the November 2017 Private Offering and Private Placement, the Company entered into a Repurchase Agreement with certain affiliates of Trive Capital pursuant to which the Company had the right to repurchase, at a price of $0.01 per share, an aggregate of 800,000 shares of Class A Common Stock held by such affiliates of Trive Capital upon the determination of the non-occurrence of certain Company performance goals or stock trading thresholds specified in the Repurchase Agreement. The Company determined that the performance goals and stock trading thresholds were not met, and repurchased these shares from Trive Capital in April 2019 at par value.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share for the three months ended March 31, 2019 and March 31, 2018 are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share for common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
(in thousands, except share data)	March 31, 2019	March 31, 2018
Net income (loss)	$127	$(1,309)
Weighted average shares of common stock outstanding:
Basic common stock outstanding	25,766,260	25,614,626
Diluted common stock outstanding	25,826,120	25,614,626
Earnings per share of common stock:
Basic common stock outstanding	$0.00	$(0.05)
Diluted common stock outstanding	$0.00	$(0.05)

All restricted stock awards outstanding consisting of 918,228 shares of restricted stock at March 31, 2018 were excluded from the computation of diluted earnings per share in the three months ended March 31, 2018 because the Company reported a net loss and the effect of inclusion would have been antidilutive.

Equity

Total equity at March 31, 2019 and December 31, 2018 was $149.4 million and $148.7 million, respectively. The change in equity of $0.7 million during the period was a result of an increase in additional paid in capital of $0.6 million related to restricted stock expense and a decrease to the accumulated deficit of $0.1 million resulting from the net income for the three months ended March 31, 2019.

Total equity at March 31, 2018 and December 31, 2017 was $147.6 million and $148.1 million, respectively. The change in equity of ($0.5) million during the period was a result of an increase in additional paid in capital of $0.8 million related to restricted stock expense and an increase to the accumulated deficit of $1.3 million resulting from the net loss for the three months ended March 31, 2018.

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

The Company records contingent consideration, or earn-outs, associated with certain acquisitions.  These earn-outs are adjusted to fair value at each reporting period and any change to fair value based on a change in certain factors, such as the discount rate or estimates for the outcome of specified milestone goals, will result in an adjustment to the fair value of the liability. These adjustments will be recorded to income/expense as a measurement period adjustment.

The earn-out associated with the acquisition of Summit Stoneworks, LLC (“Summit”) in August 2018 with a fair value of $0.5 million is classified as Level 3 as of March 31, 2019 and is valued using the internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues from Summit products and services and a discount factor of 8.8% at March 31, 2019.  The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals are achieved, the probability of achieving each outcome and discount rates. An adjustment reducing the fair value of the earn-out by $1.4 million was recorded as other income for the three months ended March 31, 2019.

The earn-out associated with the acquisition of T.A.C. Ceramic Tile Co, LLC (“TAC”) in December 2018 with a fair value of $2.0 million is classified as Level 3 as of March 31, 2019 and is valued using the internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues from TAC products and services and a discount factor of 8.8% at March 31, 2019. The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals are achieved, the probability of achieving each outcome and discount rates.  An adjustment reducing the fair value of the earn-out by $0.3 million was recorded as other income for the three months ended March 31, 2019.

The earn-out associated with the acquisition of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019 with a preliminary fair value of $2.5 million is classified as Level 3 as of March 31, 2019 and is valued using the internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues from Intown products and services and a discount factor of 8.8% at March 31, 2019. The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals are achieved, the probability of achieving each outcome and discount rates.

The earn-out associated with the acquisition of Greencraft Holdings, LLC (“Greencraft”) in December 2017 with a fair value of $8.0 million is included in accrued expenses as of March 31, 2019.

At March 31, 2019 and December 31, 2018, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during 2019 or 2018, other than the Greencraft earn-out out of Level 3 in 2018 due to the availability of observable and known inputs to calculate the fair value of the liability at December 31, 2018.

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

	Range of estimated useful lives	Weighted average useful life
Customer relationships	5 years – 10 years	10 years
Trade names	3 years – 11 years	8 years
Non-compete agreements	Life of agreement	4 years

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the periods ended March 31, 2019 or December 31, 2018.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, including intangible assets. During the year ended December 31, 2018, ASG recorded goodwill of $0.4 million related to the acquisition of the assets of Elegant Home Design, LLC (“Bedrock”), $0.4 million related to the acquisition of the assets of NSI, LLC (“NSI”), and $1.2 million related to the acquisition of the assets of The Tuscany Collection, LLC (“Tuscany”).

During the year ended December 31, 2018, RDS recorded goodwill of $8.3 million related to the acquisition of the assets of Summit and $17.8 million related to the purchase of 100% of the issued and outstanding equity interests of TAC. Additionally, RDS recorded a measurement period adjustment to goodwill for the acquisition of Greencraft of $0.3 million during 2018.

During the three months ended March 31, 2019, RDS recorded goodwill of $4.4 million related to the acquisition of substantially all the assets of Intown. (See Note 4).

Goodwill is tested annually for impairment on December 31.  No impairment indicators were present during the three months ended March 31, 2019.

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

The Company estimates provisions for returns, which are accrued at the time a sale is recognized. The Company also realizes rebates to customers as a reduction to revenue in the period the rebate is earned.

Equity-based Compensation

The Company accounts for equity-based awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service period, which is usually equivalent to the vesting period. See Note 11 for further discussion.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU establishes a comprehensive revenue recognition standard for virtually all industries in GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction, and software industries. The core principal of this ASU is to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2014-2016, the FASB issued various amendments to this topic and the amendments clarified certain positions and extended the implementation date until annual periods beginning after December 15, 2018.  The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements. The Company will adopt ASU 2014-09 in the fourth quarter of 2019 and intends to use the modified retrospective transition method.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU 2016-18 is intended to reduce the diversity in practice around how restricted cash is classified within the statement of cash flows. ASU 2016-18 was effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has evaluated the impact of ASU 2016-18, and adopted the new standard. The Company will not present the release of restricted cash as an investing activity cash inflow. Instead, restricted cash balances have been and will be included in the beginning and ending cash, cash equivalents and restricted cash balances in the statement of cash flows.

Also, in January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805)—Clarifying the Definition of a Business. This ASU provides additional guidance in regards to evaluating whether a transaction should be treated as an asset acquisition (or disposal) or a business combination. Particularly, the amendments to this ASU provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This clarification reduces the number of transactions that needs further evaluation for business combination. This ASU became effective for the Company on January 1, 2019. The Company has adopted this standard and will apply it to future acquisitions.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the step 2 requirement to determine the fair value of its assets and liabilities at the impairment testing date. ASU 2017-04 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits reclassification of the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on other accumulated comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance becomes effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework (ASU 2018-13). This ASU improves the disclosure requirements for fair value measurements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the impact of adopting the updated guidance.

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

For the three months ended March 31, 2019 and 2018, the Company recognized revenues from one customer which accounted for 10.0% and 11.8% of total revenues, respectively. There were no customers which accounted for 10% or more of total accounts receivable as of March 31, 2019 and December 31, 2018.

Note 4. Acquisitions

Intown Acquisition

On March 1, 2019, RDS acquired substantially all of the assets of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”), an installer of residential and light commercial countertops and cabinets, for total cash consideration of $10.7 million at closing and an additional $0.8 million of purchase price adjustments agreed to with the seller that are yet to be funded and are recorded in accrued liabilities as of March 31, 2019.  The purchase agreement also provides for potential earn-out consideration to the former shareholders of Intown in connection with the achievement of certain 2019 and 2020 financial milestones. The final earn-out payment has no maximum limit, but if certain targets are not met, there may be no earn-out payment.  The contingent earn-out consideration had an estimated fair value of $2.5 million at the date of acquisition and is recorded in other long-term liabilities.

The upfront cash paid for the Intown acquisition was financed with additional borrowings from the Company’s third-party financing agreement described in Note 9. The Intown acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective preliminary estimated fair values as of the acquisition date.  The total purchase price consisted of the following:

(in thousands)	Amount
Cash consideration	$10,662
Accrued purchase price true-up liability	844
Fair value of earn-out	2,468
$13,974

RDS acquired Intown to further diversify RDS’ geographic mix and channel strength.  The goodwill recorded reflects the strategic value of the acquisition beyond the net value of its assets acquired less liabilities assumed. The goodwill is deductible for tax purposes.

The Company incurred approximately $0.4 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations.  The Company has performed a preliminary valuation of the acquired assets and assumed liabilities of Intown. Using the total consideration for the acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the estimated allocation of the preliminary purchase price as of the transaction’s closing date.

(in thousands)	Amount
Accounts receivable	$1,392
Inventory	1,905
Property and equipment	1,092
Goodwill	4,383
Other intangible assets	5,310
Total assets acquired	$14,082
Total liabilities	108
Total consideration	$13,974

From the date of acquisition to March 31, 2019, Intown generated revenue of $1.7 million and net loss of $0.2 million, which are included in the Company’s Condensed Consolidated Statements of Operations.

Pro Forma Results

The following unaudited pro forma information for the three months ended March 31, 2019 and 2018 has been prepared to give effect to the acquisition of Intown as if the acquisition had occurred on January 1, 2018. The pro forma information takes into account the preliminary purchase price allocation. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Intown acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended March 31,
	2019	2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$139,772	$109,063
Net loss	$(37)	$(1,873)

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the three months ended March 31, 2019 and 2018.
•

General and administrative expenses were based on actual results adjusted by $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

Bedrock and NSI Acquisitions

The Company made two acquisitions in the first quarter of 2018.  On January 31, 2018, ASG acquired the assets of a slab and tile distributor, Elegant Home Design, LLC (“Bedrock”), for total consideration of $12.5 million.   On March 19, 2018, ASG acquired the assets of NSI, LLC, a Maryland limited liability company (“NSI”), for approximately $0.3 million in cash.  Pro forma revenue and net income for the three months ending March 31, 2018 were not significant for NSI.

Pro Forma information for the three months ended March 31, 2018 for Bedrock as follows has been prepared to give effect to the acquisition of Bedrock as if the acquisition had occurred on January 1, 2018. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Three Months
2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$106,613
Net loss	$(1,281)

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the three months ended March 31, 2018.
•

General and administrative expenses were based on actual results adjusted by $0.02 million for the three months ended March 31, 2018 for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted by $0.06 million for the three months ended March 31, 2018 for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

From the date of acquisition to March 31, 2018, Bedrock generated net revenue of $4.8 million and a net income of $0.2 million and for the three months ended March 31, 2019, Bedrock generated net revenue of $7.5 million and a net income of $0.9 million.  These amounts are included in the respective Consolidated Statements of Operations.

From the date of the NSI acquisition to March 31, 2018 and for the three months ended March 31, 2019, revenue and net income generated by NSI was not significant.

Note 5. Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined under the first in first out method. The significant components of inventory were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials	$104,164	$103,193
Installations in process	5,777	5,077
	$109,941	$108,270

Note 6. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Vehicles	$8,698	$8,553
Machinery and equipment	6,836	4,513
Leasehold improvements	8,420	7,992
Furniture and fixtures	6,704	7,058
Computer equipment	4,548	4,194
Other	1,705	526
	36,911	32,836
Less: accumulated depreciation and amortization	(15,128)	(13,038)
Property and equipment, net	$21,783	$19,798

Depreciation and amortization expense of property and equipment totaled $2.0 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. For three months ended March 31, 2019, $0.9 million and $1.1 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the three months ended March 31, 2018, $0.8 million and $0.6 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	ASG	RDS	Total Goodwill
December 31, 2018	$45,564	$49,029	$94,593
Intown acquisition	—	4,383	4,383
March 31, 2019	$45,564	$53,412	$98,976

Intangibles Assets

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of March 31, 2019:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$59,560	$119,740
Tradenames	7,740	18,090	25,830
Non-compete agreements	50	350	400
	$67,970	$78,000	$145,970

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(14,807)	$(24,502)	$(39,309)
Tradenames	(1,667)	(3,129)	(4,796)
Non-compete agreements	(12)	(79)	(91)
	$(16,486)	$(27,710)	$(44,196)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$45,373	$35,058	$80,431
Tradenames	6,073	14,961	21,034
Non-compete agreements	38	271	309
	$51,484	$50,290	$101,774

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of December 31, 2018:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$55,540	$115,720
Tradenames	7,740	16,800	24,540
Non-compete agreements	50	350	400
	$67,970	$72,690	$140,660

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(13,268)	$(22,609)	$(35,877)
Tradenames	(1,457)	(2,543)	(4,000)
Non-compete agreements	(9)	(59)	(68)
	$(14,734)	$(25,211)	$(39,945)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$46,912	$32,931	$79,843
Tradenames	6,283	14,257	20,540
Non-compete agreements	41	291	332
	$53,236	$47,479	$100,715

Amortization expense on intangible assets totaled $4.3 million and $3.3 million during the three months ended March 31, 2019 and 2018, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2019 Remaining	$11,424
2020	12,484
2021	12,478
2022	12,401
2023	12,038
Thereafter	40,949
$101,774

Note 8. Lines of Credit

SIC Line of Credit

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018 (the “SIC Credit Facility”), with a commercial bank.  The SIC Credit Facility will be used by the Company, including both RDS and ASG, for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings up to an aggregate of $90 million (after it was increased by $10 million through the amendment in December 2018), and which may be further increased to an aggregate amount not to exceed $130 million upon the satisfaction of certain conditions.

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

The revolving loans under the SIC Credit Facility bear interest at a floating rate, which the Company can elect between a LIBOR based rate plus an applicable margin varying from one hundred twenty five basis points (1.25%) to one hundred seventy five basis points (1.75%) based on the borrowers’ average daily availability determined quarterly, or a base rate determined on the highest of three alternative rates based on the Prime rate, or the Federal Funds rate plus a fifty basis point (0.50%) margin, or a LIBOR based rate plus a two hundred basis point (2.00%) margin.   Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%).  All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions.  Letter of credit obligations under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

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

As of March 31, 2019, $30.0 million was outstanding under the SIC Credit Facility. The SIC Credit Facility is subject to certain financial covenants. At March 31, 2019, the Company was in compliance with the financial covenants.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs will be amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0.03 million for the three months ended March 31, 2019. The Company entered into the SIC Credit Facility in June 2018, so there was no non-cash interest expense related to these costs for the three months ended March 31, 2018. At March 31, 2019, SIC had $0.4 million of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying condensed consolidated balance sheets.

Note 9. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
RDS equipment and vehicle notes	$1,654	$956
ASG term loans	156,127	144,983
	157,781	145,939
Unamortized debt issuance costs	(1,975)	(2,129)
Total long-term debt	155,806	143,810
Current portion of long-term debt, net of financing fees	$1,331	$1,368
Long-term debt, net of current portion and financing fees	$154,475	$142,442

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through September 2025. As of March 31, 2019 and December 31, 2018, the outstanding balance on equipment and vehicle notes payable totaled $1.7 million and $1.0 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At March 31, 2019 and December 31, 2018, ASG had $0.6 million and $0.7 million outstanding under this term loan, respectively.

In May 2016, ASG entered into a loan agreement with an investor offering a term loan in the amount of $0.2 million to finance improvements to ASG’s facilities in Anaheim, California. Amounts outstanding under the term loan bear interest at 8% per annum. Payments consisting of principal and interest are due monthly through maturity (January 1, 2023). As of March 31, 2019 and December 31, 2018, ASG had $0.1 million outstanding under this term loan.

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was further amended in August 2018 to adjust the borrowing capacity to $101.4 million, and was further amended in December 2018 to increase the borrowing capacity to $174.2 million.

Borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 5.25% for a base rate loan, or (ii) the LIBOR rate plus 7.25% for a LIBOR loan.  (9.75% per annum as of March 31, 2019). The base rate is the greater of the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and 3.5% per annum. Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023). The Company borrowed an additional $11.5 million under the Term Loan Facility to fund the acquisition of Intown on March 1, 2019. As of March 31, 2019 and December 31, 2018, the Company had $155.4 million and $144.2 million outstanding, respectively, under the Term Loan Facility.

Substantially all of the Company’s assets, including accounts receivable and inventory, are collateral for the Term Loan Facility, except assets collateralized by the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to these term loans. The Company was in compliance with all financial and non-financial covenants as of March 31, 2019 and December 31, 2018.

The Company incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.1 million for the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, the unamortized debt issuance costs related to the term loans totaled $2.0 million and $2.1 million, respectively, and are shown as a direct deduction from the liability on the accompanying condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property and equipment (“PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically four years. The total acquisition cost included in PP&E related to the leased vehicles was $2.8 million and $2.7 million at March 31, 2019 and December 31, 2018, respectively. Total accumulated amortization related to the leased vehicles is $0.7 million and $0.5 million at March 31, 2019 and December 31, 2018, respectively, with amortization expense totaling $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2023. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Four of RDS’ facility leases are with a company owned by a Company stockholder and six other facilities are leased from current employees or contractors.

RDS also leases certain office equipment under long-term lease agreements expiring at various dates through September 2022.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through October 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. Three of ASG’s facility leases are with companies owned by certain Company stockholders or other related parties.

SIC leases its corporate facilities under a long-term non-cancelable operating lease through October 2022.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at March 31, 2019 and December 31, 2018 was $2.0 million and $1.9 million, respectively. Aggregate rent expense for the three months ended March 31, 2019 and 2018 totaled $4.7 million and $2.9 million, respectively.

Exclusive Distributor Rights

A main supplier of ASG’s Pental business has agreed to allow Pental exclusive distribution rights in 23 states in the United States. To maintain these rights, Pental must meet certain minimum purchase requirements. Purchase volumes through December 31, 2020 must be a minimum purchase of 90 containers per month.

Using an estimated price per container based on the average price per container in 2018, the future minimum purchases to maintain the exclusive rights as of March 31, 2019 are as follows:

(in thousands)
2019	$27,135
2020	36,180
$63,315

If Pental falls short of these minimum requirements in any given calendar year, Pental has agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to Pental if such commitments are not met; however, the supplier reserves the right to remove exclusive distribution rights privileges.

Purchase Commitments

The Company also has contractually committed itself to certain minimum purchase commitments with certain suppliers. RDS has committed to purchase $2.0 million in products annually for each of the calendar years 2019, 2020, and 2021 with a certain supplier. Approximately $1.5 million in committed purchases remain for 2019, as total purchases with this supplier are $0.5 million for the three months ended March 31, 2019. Financial penalties for not achieving the minimum purchase commitment amount are equal to 15% of the shortfall amount.

Additionally, ASG has committed to purchase volumes estimated at approximately $0.4 million in 2019 with a specific Italian distributor. No purchases with this distributor have been made during the three months ended March 31, 2019. Financial penalties can be up to the amount committed to if not purchased by the end of 2019.

Note 11. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares.

On March 26, 2019, the board of directors adopted, subject to stockholder approval at the upcoming 2019 Annual Meeting of Stockholders, the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”). The 2019 Incentive Plan will become effective on the date it is approved by the Company’s stockholders. The 2019 Incentive Plan is intended to serve as the successor to the 2017 Plan. As of March 31, 2019, there were approximately 1,863,696 shares of the Company’s common stock subject to outstanding awards and approximately 491,164 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan. At December 31, 2018, there were approximately 1,667,446 shares of common stock available for grant under the 2017 Plan.

Stock Options

The Company has not had any stock option activity under the 2017 Plan or 2019 Incentive Plan.

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

For the three months ended March 31, 2019, 198,143 restricted stock units were granted to certain directors, executives, and key employees, and such shares are subject to vesting over a period of three years and certain other conditions, including continuous service to the Company, following the date of the restricted stock unit agreement. The shares vest ratably on an annual basis.

Additionally, restricted stock units were granted to certain executives and include both a service and a performance condition. The performance condition is a 2021 earnings target and the target amount achieved impacts the number of shares that will be issued.  The number of shares to be issued at achievement of 100% of the earnings target is 573,824, and up to 1,147,648 shares will be issued upon achievement of 200% of the earnings target.

The Company estimated the fair value of these shares on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the shares of restricted stock granted during the three months ended March 31, 2019 was determined using the share closing price on the date of grant.

A summary of the Company’s restricted stock activity for the three months ended March 31, 2019 is as follows:

	Shares of Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2019	825,976	$11.84
Granted	1,345,791	$13.02
Forfeited	169,509	$12.00
Vested	138,562	$12.00
Nonvested shares at March 31, 2019	1,863,696	$12.66

As of March 31, 2019, total remaining stock-based compensation expense for nonvested restricted stock is $15.0 million, which is expected to be recognized over a weighted average remaining period of 2.8 years.

Total stock-based compensation expense recognized for restricted stock for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.8 million, respectively.

Phantom Stock

Phantom stock awards are grants of phantom stock with respect to shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. Remaining shares of phantom stock outstanding at March 31, 2019 are for members of the board of directors and are subject to vesting over a period of three years. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability. The fair value as of March 31, 2019 for the phantom stock awards was estimated using the closing price of the Class A Common Stock on March 31, 2019.

The Company recorded phantom stock based compensation expense of $0.01 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively.

A summary of the Company’s phantom stock activity for the period ended March 31, 2019 is as follows:

Shares of Phantom Stock Outstanding
Nonvested shares at January 1, 2019	2,777
Granted	—
Forfeited	1,389
Vested	—
Nonvested shares at March 31, 2019	1,388

As of March 31, 2019, total remaining stock-based compensation expense for phantom stock is $0.01 million, which is expected to be recognized over a weighted average remaining period of 1.75 years.

Note 12. Provision for Income Taxes

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended March 31, 2019, the effective tax rate of 80.52% increased significantly compared to the effective tax rate of 27.79% for the three months ended March 31, 2018, due to the impact of discrete items in relation to the amount of the Company’s pre-tax earnings. The discrete items include unfavorable adjustments resulting from ASU 2016-09, which requires excess tax benefits and deficiencies related to stock compensation to be recognized as a component of income tax expense rather than stockholders’ equity, in addition to unrecognized tax benefits related to the TAC acquisition.

Note 13. Related Party Transactions

Facility Rent

RDS leases four of its facilities from a trust affiliated with a Company stockholder. As a result of recent acquisitions, RDS also leases six of its facilities from current employees or contractors. Rent expense under these leases totaled $0.6 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. No amounts were unpaid under these leases at March 31, 2019 and December 31, 2018. See Note 10.

ASG leases office space from AG&M Bee Creek Investments Ltd., a company owned by certain Company stockholders. This lease was renewed on February 29, 2016 and includes an additional option to renew the lease for five years. Rent expense under this lease was $0.1 million for the three months ended March 31, 2019 and 2018. No amounts were unpaid under this lease at March 31, 2019 and December 31, 2018. See Note 10.

ASG leases office space from AG&M San Antonio Investments Ltd., a company owned by certain Company stockholders. This lease was renewed on February 29, 2016 and includes an additional option to renew the lease for two years. Rent expense under this lease was $0.05 million and $0.04 million for the three months ended March 31, 2019 and 2018, respectively. No amounts were unpaid under this lease at March 31, 2019 and December 31, 2018. See Note 10.

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee and former owner of NSI. Rent expense under this lease was $0.04 million and $0.01 million for the three months ended March 31, 2019 and 2018, respectively. No amounts were unpaid under this lease at March 31, 2019 and December 31, 2018. See Note 10.

ASG leases office space in New Jersey that was owned by a former employee (who is no longer employed by the Company in 2019). Rent expense under this lease was $0.1 million for the three months ended March 31, 2018. No related party rent expense was incurred in 2019. No amounts were unpaid under this lease at March 31, 2019 and December 31, 2018. See Note 10.

Subcontractors and Supplier

Two RDS employees have family members that have an ownership interest in flooring subcontracting companies that have business relationships with RDS. During the three months ended March 31, 2019 and 2018, these companies performed a total of $0.2 million and $0.7 million in subcontract work for RDS, respectively. Amounts due and recorded as accounts payable at March 31, 2019 and December 31, 2018 was $0.01 million.

Design services were also provided to RDS by designers affiliated with current Greencraft employees. During the three months ended March 31, 2019, expenses incurred with this design company were $0.03 million. No amounts were unpaid at March 31, 2019 and December 31, 2018.

Other Consulting Services

A consulting firm affiliated with an officer of the Company has performed various consulting services for the Company related to human resources, accounting, and project management. During the three months ended March 31, 2019 and 2018, the Company incurred $0.04 million and $0.06 million of costs, respectively, with this consulting firm. Amounts due and recorded as accounts payable at March 31, 2019 and December 31, 2018 was $0.02 million and $0.01 million, respectively.

Note 14. Segment Information

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

The Company evaluates performance of the respective segments based upon revenues and operating income. Information for the periods presented is provided below:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net sales:
RDS	$79,985	$57,141
ASG	57,505	47,575
Elimination of intercompany sales	(570)	(330)
Consolidated Total	$136,920	$104,386

Operating income:
RDS	$2,480	$2,054
ASG	4,736	1,895
Elimination of intercompany operating income	72	2
Unallocated corporate operating loss	(4,022)	(3,001)
Consolidated Total	$3,266	$950

Capital expenditures:
RDS	$1,334	$511
ASG	523	1,539
Unallocated corporate capital expenditures	23	10
Consolidated Total	$1,880	$2,060

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Goodwill:
RDS	$53,412	$49,029
ASG	45,564	45,564
Consolidated Total	$98,976	$94,593

Other intangible assets:
RDS	$50,290	$47,479
ASG	51,484	53,236
Consolidated Total	$101,774	$100,715

Total Assets:
RDS	$179,697	$170,724
ASG	227,614	230,505
Elimination of intercompany receivables and inventory	(609)	(1,016)
Unallocated corporate assets	16,355	15,801
Consolidated Total	$423,057	$416,014

Note 15. Subsequent Events

Events occurring after March 31, 2019, have been evaluated for possible adjustment to the condensed consolidated financial statements or disclosure as of May 10, 2019, which is the date the condensed consolidated financial statements were available to be issued.  No significant matters were identified requiring adjustments to or disclosure in these financial statements.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

Overview

Select Interior Concepts, Inc. (which we refer to collectively, with all of its subsidiaries, as “SIC,” the “Company,” “we,” “us” and “our”) is an installer and nationwide distributor of interior building products with market positions in residential interior design services.

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

We also have market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles through our Architectural Surfaces Group (which we refer to as “ASG”) operating segment. ASG sources natural and engineered stone from a global supply base and markets these materials through a national network of distribution centers and showrooms at 23 different locations. In addition to serving the new residential and commercial construction markets with these materials, we also distribute them to the repair and remodel (which we refer to as “R&R”) market.

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

Key Components of Results of Operations

Net Revenue. In our RDS segment, net revenue consists of revenue net of our homebuilder customers’ participation, which is their share of revenue from our sales of upgrades. In single-family construction, revenue is recognized when the work is complete or complete in all material respects. In multi-family construction, revenue is recognized on a percentage of completion basis as these projects often take place over several months. In our ASG segment, net revenue is derived from the sale of stone products and is recognized when such products have been accepted at the customer’s designated location.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Revenue. For the three months ended March 31, 2019, net revenue increased $32.5 million, or 31.1%, to $136.9 million, from $104.4 million for the three months ended March 31, 2018. Net revenue for the three months ended March 31, 2019 and 2018 is adjusted for the elimination of intercompany sales of $0.6 million and $0.3 million, respectively. The increase in net sales was driven by the impact of organic growth and acquisitions in both our RDS and ASG operating segments.

In our RDS segment, net revenue increased by $22.9 million, or 40.0%, to $80.0 million for the three months ended March 31, 2019, from $57.1 million for the three months ended March 31, 2018. The increase was largely due to the acquisitions of Summit, TAC, and Intown, which accounted for $22.5 million of the RDS growth.

In our ASG segment, net revenue increased by $9.9 million, or 20.9%, to $57.5 million for the three months ended March 31, 2019, from $47.6 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, the acquisitions of Bedrock, NSI and Tuscany accounted for $5.0 million of the ASG growth, with the remainder of the growth of $4.9 million in our ASG segment attributable to increased revenue from ASG core locations.

Cost of Revenue. For the three months ended March 31, 2019, cost of revenue increased $21.8 million, or 28.5%, to $98.2 million, from $76.4 million for the three months ended March 31, 2018.

In our RDS segment, cost of revenue increased by $15.7 million, or 37.7%, to $57.3 million for the three months ended March 31, 2019, from $41.6 million for the three months ended March 31, 2018. The acquisitions of Summit, TAC and Intown were primarily responsible for this increase, contributing $16.0 million. This increase was offset by a decrease in cost of revenues in the legacy RDS business.

In our ASG segment, cost of revenue increased by $6.4 million, or 18.2%, to $41.5 million for the three months ended March 31, 2019, from $35.1 million for the three months ended March 31, 2018. This was primarily due to the acquisitions of Bedrock, NSI and Tuscany, which contributed $3.8 million of the increase, with the remaining increase due to costs associated with growth in ASG core locations.

Gross Profit and Margin. For the three months ended March 31, 2019, gross profit increased $10.8 million, or 38.6%, to $38.7 million, from $27.9 million for the three months ended March 31, 2018. The increase in gross profit was due to higher net sales.  For the three months ended March 31, 2019, gross margin increased 1.5% to 28.3%, from 26.8% for the three months ended March 31, 2018. This increase was primarily due to acquisitions and favorable shifts in product as well as price increases.

In our RDS segment, gross margin increased 1.2% to 28.3% for the three months ended March 31, 2019, from 27.1% for the three months ended March 31, 2018. This was due in part to slightly favorable shift in product and customer mix, as well as the impact from acquisitions.

In our ASG segment, gross margin increased 1.8% to 27.9% for the three months ended March 31, 2019, from 26.1% for the three months ended March 31, 2018. This increase was due to a slightly favorable shift in product mix, price increases, and acquisitions.

Operating Expense. For the three months ended March 31, 2019, operating expenses increased by $8.5 million, or 31.5%, to $35.5 million, from $27.0 million for the three months ended March 31, 2018. The increase in operating expenses was primarily due to selling, general, and administrative expenses from acquired businesses, expenses associated with new locations, investments in SIC corporate reporting infrastructure, and higher depreciation and amortization.

In our RDS segment, operating expenses increased by $6.7 million to $20.2 million for the three months ended March 31, 2019, from $13.5 million for the three months ended March 31, 2018. This increase was primarily related to the Summit and TAC acquisitions, sales and marketing expenses related to increased revenues, and other expenses related to the growth of the business.

In our ASG segment, operating expenses increased by $0.8 million to $11.3 million for the three months ended March 31, 2019, from $10.5 million for the three months ended March 31, 2018. This increase was related to the Bedrock and Tuscany acquisitions, and expenses related to the opening of new locations.

The remaining $1.0 million of the increase in operating expenses was primarily related to overhead costs associated with SIC corporate costs.

Depreciation and Amortization. For the three months ended March 31, 2019, depreciation and amortization expenses increased by $1.5 million, or 31.9%, to $6.2 million, from $4.7 million for the three months ended March 31, 2018.

In our RDS segment, depreciation and amortization expenses increased by $1.2 million, or 54.5%, to $3.4 million for the three months ended March 31, 2019, which was primarily due to the depreciation associated with the assets acquired from the Summit and TAC acquisitions and amortization related to intangible assets recognized in the purchase accounting for the Summit and TAC acquisitions.

In our ASG segment, depreciation and amortization expenses increased by $0.3 million, or 12.0%, to $2.8 million for the three months ended March 31, 2019. Depreciation of additional assets from new locations accounted for the majority of the increase with the remaining increase due to the amortization of intangible assets acquired from the Bedrock and Tuscany acquisitions.

Interest Expense. For the three months ended March 31, 2019, interest expense increased by $1.8 million, or 72.0%, to $4.3 million, from $2.5 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, our interest expense increased primarily due to the borrowings associated with funding five acquisitions since March 31, 2018.

Income Taxes. For the three months ended March 31, 2019, we recognized income tax expense of $0.5 million, an increase of $1.0 million from income tax benefit of $0.5 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, our effective rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations, primarily because of the impact of discrete items related to a shortfall on stock based compensation and changes in uncertain tax positions.

Net (Loss) Income. For the three months ended March 31, 2019, net income increased by $1.4 million to $0.1 million, from a $1.3 million loss for the three months ended March 31, 2018.

Adjusted EBITDA. For the three months ended March 31, 2019, Adjusted EBITDA increased to $12.5 million, from $10.7 million for the three months ended March 31, 2018, primarily as a result of organic growth and incremental operating profit from acquisitions, partially offset by additional cost and investments in SIC as a public company, and establishing a business development function.

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Consolidated net income	$127	$(1,309)
Income tax (benefit) expense	525	(503)
Interest expense	4,329	2,523
Depreciation and amortization	6,249	4,684
EBITDA	11,230	5,395
Stock based compensation	561	1,675
Purchase accounting fair value adjustments	(1,522)	234
Acquisition and integration related costs	1,454	1,283
Employee related reorganization costs	439	274
Other non-recurring costs	347	949
IPO and public company readiness costs	—	867
Adjusted EBITDA	$12,509	$10,677

Adjusted EBITDA Margin. For the three months ended March 31, 2019, Adjusted EBITDA margin decreased to 9.1%, from 10.2% for the three months ended March 31, 2018. The decrease in the Adjusted EBITDA margin was primarily due to investments in SIC corporate reporting infrastructure.

Non-GAAP Measures

In addition to the results reported in accordance with United States generally accepted accounting principles (which we refer to as “GAAP”), we have provided information in this Report relating to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin.

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

Our capital resources primarily consist of cash from operations and borrowings under our long-term revolving credit facility, capital equipment leases, and operating leases. As our revenue and profitability have improved during the recovery of the housing market, we have used increased borrowing capacity under our revolving credit facility to fund working capital needs. We have utilized capital leases and secured equipment loans to finance our vehicles and equipment needed for both replacement and expansion purposes.

As of March 31, 2019, we had $7.1 million of cash and cash equivalents and $59.7 million of available borrowing capacity under our revolving credit facility. Based on our track record of profitability, positive cash flow, and ability to effectively manage working capital needs, we believe that we have sufficient funding in place to finance our operations and immediate growth plans.

Financing Sources; Debt

SIC Credit Facility

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018 (which we refer to as the “SIC Credit Facility”), with a commercial bank. The SIC Credit Facility is used by the Company, including both RDS and ASG, for operational purposes. Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings of up to an aggregate of $90 million (after it was increased by $10 million through the amendment in December 2018), and which may be further increased to an aggregate amount not to exceed $130 million upon the satisfaction of certain conditions.

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

The revolving loans under the SIC Credit Facility bear interest at a floating rate, which the Company can elect between a LIBOR based rate plus an applicable margin varying from one hundred twenty five basis points (1.25% ) to one hundred seventy five basis points (1.75%) based on the borrowers’ average daily availability determined quarterly, or a base rate determined on the highest of three alternative rates based on the Prime rate, or the Federal Funds rate plus a fifty basis point (0.50%) margin, or a LIBOR based rate plus a two hundred basis point (2.00%) margin. Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%). All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions. Letter of credit obligations under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

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

The SIC Credit Facility is subject to certain financial covenants. At March 31, 2019, the Company was in compliance with the financial covenants.

As of March 31, 2019, $30.0 million was outstanding under the SIC Credit Facility. The Company also had $0.3 million of outstanding letters of credit under the SIC Credit Facility at March 31, 2019.

Term Loan Facility

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with the lenders party thereto and Cerberus Business Finance, LLC, as the agent for the lenders (which we refer to as the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was further amended in August 2018 to adjust the borrowing capacity to $101.4 million, and was further amended in December 2018 to increase the borrowing capacity to $174.2 million.

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

Substantially all of the Company’s assets are collateral for the Term Loan Facility, including accounts receivable and inventory, except assets collateralized by the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all financial and nonfinancial covenants as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, approximately $155.4 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. As of March 31, 2019, approximately $3.7 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent over 85% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $101.2 million at March 31, 2019, compared to $100.2 million at December 31, 2018, for a net increase of $1.0 million, due to small shifts in receivables, inventory, accounts payable and accrued liabilities, due in part to timing and the acquisition of Intown.

Cash Flows Provided by / (Used in) Operating Activities

Net cash provided by / (used in) operating activities was $10.6 million and $(1.5) million for the three months ended March 31, 2019 and 2018, respectively. Net income was $0.1 million for the three months ended March 31, 2019, and net loss was $1.3 million for the three months ended March 31, 2018.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $5.5 million for the three months ended March 31, 2019, and $4.6 million for the three months ended March 31, 2018.

Changes in operating assets and liabilities resulted in net cash provided of $5.0 million for the three months ended March 31, 2019. Changes in operating assets and liabilities resulted in net cash used of $4.7 million for the three months ended March 31, 2018.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2019, cash flow used in investing activities was $16.5 million, with $1.0 million for the indemnity payment related to the Bedrock acquisition, $10.7 million for the acquisition of Intown, and $3.0 million for the escrow payment related to the Greencraft acquisition. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $1.8 million. For the three months ended March 31, 2018, cash flow used in investing activities was $13.8 million, which consisted of $0.3 million for the acquisition of NSI and $11.5 million for the acquisition of Bedrock. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $2.0 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $3.7 million and $18.7 million for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, we borrowed an additional $11.5 million in term debt, and made principal payments of $0.3 million, for a net increase in term debt of $11.2 million. As of March 31, 2019, aggregate net payments on the SIC Credit Facility was $7.1 million and payments on notes payable were $0.4 million. For the three months ended March 31, 2018, payments on notes payable were $0.3 million and we borrowed an additional $6.3 million in term debt and made principal payments of $0.3 million, for a net increase in term debt of $6.0 million. As of March 31, 2018, aggregate net borrowings on the RDS credit agreement and ASG credit agreement (which credit agreements were amended and restated in its entirety by the SIC Credit Facility on June 28, 2018) was $13.1 million.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2019. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation(1)	$157,781	$1,493	$3,267	$152,996	$25
Capital Lease Obligations(2)	2,054	463	1,222	262	107
Operating Lease Obligations(3)	62,003	11,055	26,898	17,633	6,417
Purchase Obligations(4)	69,315	29,135	40,180	—	—
Total	$291,153	$42,146	$71,567	$170,891	$6,549

(1)

Long-term debt obligations include principal payments on our term loans as well as our notes payable. Long-term debt obligations do not include interest or fees on the unused portion of our revolving letters of credit or financing fees associated with the issuance of debt.

(2)	Capital lease obligations include payments on capital leases for vehicles and equipment purchased.
(3)

We lease certain locations, including, but not limited to, corporate offices, warehouses, fabrication shops, and design centers. For additional information, see Note 10—Commitments and Contingencies to our condensed consolidated financial statements included in this Report.

(4)

These amounts take into account a contract with a supplier of engineered stone on an exclusive basis in certain states within the United States. As part of the terms of the exclusive right to distribute the products provided under the contract, we are obligated to take delivery of a certain minimum amount of product from this supplier. If we fall short of these minimum purchase requirements in any given calendar year, we have agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to us if such commitments are not met; however, in such a case, the supplier has reserved the right, under the contract, to withdraw the exclusive distribution rights granted to us. The amount of the payment is estimated by multiplying the minimum quantity required under the contract by the average price paid in 2018.  This amounts to approximately $27.1 million remaining in 2019 and $36.2 million in 2020.

In addition to the contractual obligations set forth above, as of December 31, 2018, we had an aggregate of approximately $30.0 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of March 31, 2019, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended March 31, 2019 from the critical accounting policies and estimates as previously disclosed in our financial statements included in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 15, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements is calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future. In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness. At March 31, 2019, we had outstanding variable rate borrowings of approximately $185.5 million. Assuming the current level of borrowing under the variable rate debt facility, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by $1.9 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2018 and 2017 or during the three months ended March 31, 2019. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended March 31, 2019, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 15, 2019.

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

10.1

Asset Purchase Agreement dated March 1, 2019 by and among L.A.R.K. Industries, Inc., Intown Design, Inc., Intown Granite of Charlotte, Inc., Granitec, LLC, and Don Zahnle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2019).

10.2†*	Form of Performance-Based Restricted Stock Unit Agreement for use with the 2017 Incentive Compensation Plan.

10.3†*	Form of Time-Based Restricted Stock Unit Agreement for use with the 2017 Incentive Compensation Plan.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed or furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Select Interior Concepts, Inc.

Date: May 10, 2019	By:	/s/ Tyrone Johnson
Tyrone Johnson
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Financial Officer (Principal Financial Officer)