Form 10-Q
period 2019-06-30
Select Interior Concepts, Inc.
filed 2019-08-08
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 2, 2019, the registrant had 25,037,135 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,905	$6,362
Restricted cash	—	3,000
Accounts receivable, net of allowance for doubtful accounts of $372 and $500, respectively	70,110	63,601
Inventories	115,162	108,270
Prepaid expenses and other current assets	5,086	2,809
Income taxes receivable	3,758	1,263
Total current assets	196,021	185,305
Property and equipment, net of accumulated depreciation of $17,104 and $13,038, respectively	21,685	19,798
Deferred tax assets, net	9,355	9,355
Goodwill	98,541	94,593
Customer relationships, net of accumulated amortization of $42,804 and $35,877, respectively	76,936	79,843
Other intangible assets, net	20,482	20,872
Other assets	6,303	6,248
Total assets	$429,323	$416,014
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of financing fees of $511	$1,296	$1,368
Current portion of capital lease obligations	719	500
Accounts payable	45,934	37,265
Income taxes payable	—	984
Accrued expenses and other current liabilities	22,364	27,620
Customer deposits	9,547	9,908
Total current liabilities	79,860	77,645
Line of credit	35,917	36,706
Long-term debt, net of current portion and financing fees of $1,362 and $1,618, respectively	153,297	142,442
Long-term capital lease obligations	1,504	1,544
Other long-term liabilities	6,788	8,983
Total liabilities	$277,366	$267,320
Commitments and contingencies (see Note 10)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,042,289 and 25,682,669 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	250	257
Additional paid in capital	158,582	156,601
Accumulated deficit	(6,875)	(8,164)
Total stockholders' equity	$151,957	$148,694
Total liabilities and equity	$429,323	$416,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share data)	2019	2018	2019	2018
Revenues, net	$158,342	$124,861	$295,262	$229,247
Cost of revenues	114,174	90,455	212,361	166,892
Gross profit	44,168	34,406	82,901	62,355
Selling, general and administrative expenses	37,418	30,796	72,885	57,795
Income from operations	6,750	3,610	10,016	4,560
Other expense:
Interest expense	4,480	2,757	8,809	5,280
Loss on extinguishment of debt	—	42	—	42
Other expense (income), net	995	932	(720)	1,171
Total other expense, net	5,475	3,731	8,089	6,493
Income (loss) before provision (benefit) for income taxes	1,275	(121)	1,927	(1,933)
Provision (benefit) for income taxes	113	(35)	638	(538)
Net income (loss)	$1,162	$(86)	$1,289	$(1,395)
Earnings (loss) per share of common stock
Basic common stock	$0.05	$(0.00)	$0.05	$(0.05)
Diluted common stock	$0.05	$(0.00)	$0.05	$(0.05)
Weighted average shares outstanding
Basic common stock	25,289,041	25,614,626	25,526,332	25,614,626
Diluted common stock	25,383,843	25,614,626	25,603,663	25,614,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows provided by (used in) operating activities
Net income (loss)	$1,289	$(1,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,681	9,669
Equity based compensation	1,982	1,647
Change in fair value of earn-out liabilities	(563)	—
Deferred benefit from income taxes	—	(1,098)
Amortized interest on deferred debt issuance costs	305	325
Loss on extinguishment of debt	—	42
Increase in allowance for doubtful accounts	(128)	(37)
(Gain) loss on disposal of property and equipment	(77)	2
Changes in operating assets and liabilities:
Accounts receivable	(4,989)	(59)
Prepaid expenses and other current assets	(2,276)	142
Inventory	(4,987)	(8,422)
Other assets	(144)	9
Accounts payable	8,565	(7,709)
Accrued expenses and other current liabilities	986	5,345
Income taxes payable / receivable	(3,479)	339
Customer deposits	(361)	1,101
Net cash provided by (used in) operating activities	8,804	(99)
Cash flows used in investing activities
Purchase of property and equipment	(3,475)	(6,411)
Proceeds from disposal of property and equipment	11	12
Acquisition of Intown Design, Inc.	(11,537)	—
Escrow release payment related to acquisition of Greencraft Holdings, LLC	(3,000)	—
Acquisition of NSI, LLC	—	(290)
Acquisition of Elegant Home Design, LLC (Indemnity payment in 2019)	(1,000)	(11,492)
Net cash used in investing activities	(19,001)	(18,181)
Cash flows provided by financing activities
Payment of Greencraft Holdings, LLC earn-out liability	(5,794)	—
Proceeds from (payment on) line of credit, net	(839)	16,598
Proceeds from term loan	11,500	6,250
Term loan and line of credit deferred issuance costs	—	(517)
Purchase of treasury stock	(8)	—
Proceeds (payments) on notes payable	(793)	38
Principal payments on long-term debt	(1,326)	(525)
Net cash provided by financing activities	2,740	21,844
Net (decrease) increase in cash	$(7,457)	$3,564
Cash and restricted cash, beginning of period	9,362	5,547
Cash and restricted cash, end of period	$1,905	$9,111
Supplemental disclosures of cash flow information
Cash paid for interest	$8,265	$3,869
Cash paid for income taxes	$4,227	$184
Supplemental disclosures of non-cash activities
Acquisition of equipment and vehicles with long-term debt and capital leases	$1,325	$104
Earn-out estimate for Intown Design, Inc.	$2,010	$—
Measurement period adjustment related to acquisition of Greencraft Holdings, LLC	$—	$317
Acquisition of Elegant Home Design, LLC, indemnity holdback	$—	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Description

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (“SIC” or the “Company”).

SIC is a Delaware corporation that was restructured in November 2017 to be a holding company through which to consolidate diversified building products and services companies.  Through its two primary operating subsidiaries and segments, Residential Design Services (“RDS”) and Architectural Surfaces Group (“ASG”), the Company imports and distributes natural and engineered stone slabs for kitchen and bathroom countertops, operates design centers that merchandise interior products, and provides installation services. RDS interior product offerings include flooring, cabinets, countertops and wall tile, finish carpentry, cabinets, shower enclosures and mirrors.  RDS operates throughout the United States, including in California, Nevada, Arizona, Texas, Virginia, Maryland, North Carolina, and Georgia.  ASG has operations in the Northeast, Southeast, Southwest, Mountain West, and West Coast regions of the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  As such, the information included in these unaudited interim financial statements and condensed notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019 or any other period.

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

Concurrent with the November 2017 Restructuring Transactions, SIC completed a private offering and private placement of 18,750,000 shares of its Class A common stock, par value $0.01 per share (“Class A Common Stock”), to new investors, at an offering price of $12.00 per share for gross proceeds of approximately $225 million (prior to payment of discounts and fees to the initial purchaser and placement agent and offering expenses) (“November 2017 Private Offering and Private Placement”).

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

Repurchase Agreement

In connection with the November 2017 Private Offering and Private Placement, the Company entered into a Repurchase Agreement with certain affiliates of Trive Capital Management LLC (“Trive Capital”) pursuant to which the Company had the right to repurchase, at a price of $0.01 per share, an aggregate of 800,000 shares of Class A Common Stock held by such shareholders upon the determination of the non-occurrence of certain Company performance goals or stock trading thresholds specified in the Repurchase Agreement. The Company determined that the performance goals and stock trading thresholds were not met, and repurchased these shares in April 2019 at par value and subsequently retired such shares.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share for the three and six months ended June 30, 2019 and 2018 is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share for common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
(in thousands, except share data)	June 30, 2019	June 30, 2018
Net income (loss)	$1,162	$(86)
Weighted average shares of common stock outstanding:
Basic common stock outstanding	25,289,041	25,614,626
Diluted common stock outstanding	25,383,843	25,614,626
Earnings per share of common stock:
Basic common stock outstanding	$0.05	$(0.00)
Diluted common stock outstanding	$0.05	$(0.00)

	Six Months Ended	Six Months Ended
(in thousands, except share data)	June 30, 2019	June 30, 2018
Net income (loss)	$1,289	$(1,395)
Weighted average shares of common stock outstanding:
Basic common stock outstanding	25,526,332	25,614,626
Diluted common stock outstanding	25,603,663	25,614,626
Earnings per share of common stock:
Basic common stock outstanding	$0.05	$(0.05)
Diluted common stock outstanding	$0.05	$(0.05)

All restricted stock units or awards outstanding consisting of 918,228 shares of restricted stock at June 30, 2018 were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2018 because the Company reported a net loss and the effect of inclusion would have been antidilutive.

Equity

Total equity at June 30, 2019 and December 31, 2018 was $152.0 million and $148.7 million, respectively. The change in equity of $3.3 million during the period was a result of an increase in additional paid in capital of $2.0 million related to equity based compensation and a decrease to the accumulated deficit of $1.3 million resulting from the net income for the six months ended June 30, 2019.  Total equity at June 30, 2019 and March 31, 2019 was $152.0 million and $149.4 million, respectively. The change in equity of $2.6 million during the period was a result of an increase in additional paid in capital of $1.4 million related to equity based compensation and a decrease to the accumulated deficit of $1.2 million resulting from the net income for the three months ended June 30, 2019.

Total equity at June 30, 2018 and December 31, 2017 was $148.3 million and $148.1 million, respectively. The change in equity of $0.2 million during the period was a result of an increase in additional paid in capital of $1.6 million related to equity based compensation and an increase to the accumulated deficit of $1.4 million resulting from the net loss for the six months ended June 30, 2018. Total equity at June 30, 2018 and March 31, 2018 was $148.3 million and $147.6 million, respectively. The change in equity of $0.7 million during the period was a result of an increase in additional paid in capital of $0.8 million related to equity based compensation and an increase to the accumulated deficit of $0.1 million resulting from the net loss for the three months ended June 30, 2018.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingencies, and reported revenues and expenses as of and for periods ended on the date of the consolidated financial statements. Actual results may vary materially from the estimates that were used. The Company’s significant accounting estimates include the determination of allowances for doubtful accounts, inventory valuation, the lives and methods for recording depreciation and amortization on property and equipment, the fair value of reporting units and indefinite life intangible assets, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

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

The Company records contingent consideration, or earn-outs, associated with certain acquisitions.  These earn-outs are adjusted to fair value at each reporting period and any change to fair value based on a change in certain factors, such as the discount rate or estimates for the outcome of specified milestone goals, will result in an adjustment to the fair value of the liability. These adjustments are recorded to income/expense as a measurement period adjustment.

The earn-out liability associated with the acquisition of Summit Stoneworks, LLC (“Summit”) in August 2018 was reduced to zero at June 30, 2019.  The fair value as of December 31, 2018 was $1.9 million. This liability is classified as a Level 3 fair value estimate. The earn-out is valued using the internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues from Summit products and services and a discount factor based on the estimated cost of borrowings of the Company of 8.6% at June 30, 2019.  The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals achieved, the probability of achieving each outcome and discount rates. Adjustments reducing the fair value of the earn-out liability by $0.5 million and $1.9 million were recorded within other (income) expense for the three and six months ended June 30, 2019, respectively.

The earn-out liability associated with the acquisition of T.A.C. Ceramic Tile Co, LLC (“TAC”) in December 2018 is classified as Level 3 and is valued using the internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues from TAC products and services and a discount factor based on the estimated cost of borrowings of the Company of 8.6% at June 30, 2019. The fair value of this earn-out liability was recorded as $3.5 million and $2.3 million as of June 30, 2019 and December 31, 2018, respectively.  The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals achieved, the probability of achieving each outcome and discount rates.  Adjustments increasing the fair value of the earn-out liability by $1.5 million and $1.2 million were recorded within other (income) expense for the three and six months ended June 30, 2019, respectively.

The earn-out liability associated with the acquisition of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019 is classified as Level 3 and is valued using the internal rate of return model. The fair value of this earn-out liability was recorded as $2.0 million as of June 30, 2019.  The assumptions used in preparing the internal rate of return model include estimates for future revenues from Intown products and services and a discount factor based on the estimated cost of borrowings of the Company of 8.6% at June 30, 2019. The assumptions used in preparing the internal rate of return model include estimates for outcome of milestone goals achieved, the probability of achieving each outcome and discount rates.

The earn-out liability associated with the acquisition of Greencraft Holdings, LLC (“Greencraft”) in December 2017 was paid to the former owners in May 2019 in the amount of $8.0 million.  As of December 31, 2018, the fair value of this earn-out was recorded as $7.9 million.

At March 31, 2019 and December 31, 2018, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during 2019 or 2018, other than the Greencraft earn-out liability from Level 3 in 2018 due to the availability of observable and known inputs to calculate the fair value of the liability at December 31, 2018.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the periods ended June 30, 2019 or December 31, 2018.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, including intangible assets. Goodwill is tested annually for impairment on December 31.  No impairment indicators were present during the six months ended June 30, 2019.

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

Also, in January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the step 2 requirement to determine the fair value of its assets and liabilities at the impairment testing date. ASU 2017-04 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

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

Note 3. Concentrations, Risks and Uncertainties

Credit is extended for some customers and is based on their financial condition, and generally, collateral is not required. Credit losses are included in the consolidated financial statements and consistently have been within management’s expectations.

For the three and six months ended June 30, 2019, the Company did not have any one customer which accounted for more than 10% of total revenues.  For the three and six months ended June 30, 2018, the Company recognized revenues from one customer which accounted for 10.8% and 11.3% of total revenues, respectively. There were no customers which accounted for 10% or more of total accounts receivable as of June 30, 2019 and December 31, 2018.

Note 4. Acquisitions

Intown Acquisition

On March 1, 2019, RDS acquired substantially all of the assets of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”), an installer of residential and light commercial countertops and cabinets, for total cash consideration of $10.7 million at closing and an additional $0.8 million of purchase price adjustments that were funded in June 2019.  The purchase agreement also provides for potential earn-out consideration to the former shareholders of Intown in connection with the achievement of certain 2019 and 2020 financial milestones. The final earn-out payment has no maximum limit, but if certain targets are not met, there may be no earn-out payment.  The contingent earn-out consideration had a preliminary estimated purchase price fair value of $2.5 million as of March 31, 2019, that was subsequently adjusted to a determined fair value of $2.0 million at the date of acquisition.

The upfront cash paid for the Intown acquisition was financed with additional borrowings from the Company’s third-party financing agreement described in Note 9. The Intown acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective fair values as of the acquisition date.  The total purchase price consisted of the following:

(in thousands)	Amount
Cash consideration	$11,537
Fair value of earn-out	2,010
$13,547

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

(in thousands)	Amount
Accounts receivable	$1,392
Inventory	1,905
Property and equipment	1,092
Goodwill	3,948
Other intangible assets	5,310
Total assets acquired	$13,647
Total liabilities	100
Total consideration	$13,547

From the date of acquisition to June 30, 2019, Intown generated revenue of $6.6 million and net income of $0.4 million, which are included in the Company’s Condensed consolidated statements of operations.

Pro Forma Results

The following unaudited pro forma information for the three months ended June 30, 2019 and 2018 has been prepared to give effect to the acquisition of Intown as if the acquisition had occurred on January 1, 2018. The pro forma information takes into account the preliminary purchase price allocation. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Intown acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Six Months Ended June 30,
	2019	2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$298,114	$238,952
Net income (loss)	$1,117	$(1,085)

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the six months ended June 30, 2019 and 2018.
•

General and administrative expenses were based on actual results adjusted by $0.1 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $0.2 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

Bedrock and NSI Acquisitions

The Company made two acquisitions in the first quarter of 2018.  On January 31, 2018, ASG acquired the assets of a slab and tile distributor, Elegant Home Design, LLC (“Bedrock”), for total consideration of $12.5 million.   On March 19, 2018, ASG acquired the assets of NSI, LLC, a Maryland limited liability company (“NSI”), for approximately $0.3 million in cash.  Pro forma revenue and net income for the six months ending June 30, 2018 were not significant for NSI.

Pro Forma information for the six months ended June 30, 2018 for Bedrock as follows has been prepared to give effect to the acquisition of Bedrock as if the acquisition had occurred on January 1, 2018. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Six Months
2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$231,474
Net loss	$(1,367)

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the six months ended June 30, 2018.
•

General and administrative expenses were based on actual results for the six months ended June 30, 2018 for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted for the six months ended June 30, 2018 for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

From the date of acquisition to June 30, 2018, Bedrock generated net revenue of $12.5 million and a net income of $0.7 million and for the six months ended June 30, 2019, Bedrock generated net revenue of $15.8 million and a net income of $2.0 million.  These amounts are included in the respective consolidated statements of operations.

Note 5. Inventories

Inventories are valued at the lower of cost (using specific identification and first-in first-out methods) or net realizable value. The significant components of inventory were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$109,343	$103,193
Installations in process	5,819	5,077
	$115,162	$108,270

Note 6. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Vehicles	$8,933	$8,553
Machinery and equipment	7,022	4,513
Leasehold improvements	8,520	7,992
Furniture and fixtures	6,905	7,058
Computer equipment and internal-use software	7,166	4,194
Other	243	526
	38,789	32,836
Less: accumulated depreciation and amortization	(17,104)	(13,038)
Property and equipment, net	$21,685	$19,798

Depreciation and amortization expense of property and equipment totaled $2.1 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively. For three months ended June 30, 2019, $0.9 million and $1.2 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the three months ended June 30, 2018, $0.9 million and $0.7 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Depreciation and amortization expense of property and equipment totaled $4.1 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, $1.8 million and $2.3 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the six months ended June 30, 2018, $1.7 million and $1.3 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively

Note 7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	ASG	RDS	Total Goodwill
December 31, 2018	$45,564	$49,029	$94,593
Intown acquisition	—	3,948	3,948
June 30, 2019	$45,564	$52,977	$98,541

Intangibles Assets

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of June 30, 2019:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$59,560	$119,740
Tradenames	7,740	18,090	25,830
Non-compete agreements	50	350	400
	$67,970	$78,000	$145,970

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(16,341)	$(26,463)	$(42,804)
Tradenames	(1,876)	(3,757)	(5,633)
Non-compete agreements	(15)	(100)	(115)
	$(18,232)	$(30,320)	$(48,552)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$43,839	$33,097	$76,936
Tradenames	5,864	14,333	20,197
Non-compete agreements	35	250	285
	$49,738	$47,680	$97,418

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

Amortization expense on intangible assets totaled $4.4 million and $8.6 million during the three and six months ended June 30, 2019, respectively. Amortization expense on intangible assets totaled $3.3 million and $6.7 million during the three and six months ended June 30, 2018, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2019 Remaining	$7,068
2020	12,484
2021	12,478
2022	12,401
2023	12,038
Thereafter	40,949
$97,418

Note 8. Lines of Credit

SIC Line of Credit

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018 (the “SIC Credit Facility”), with a commercial bank. The SIC Credit Facility is used by the Company, including both RDS and ASG, for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings up to an aggregate of $90 million, and which may be further increased to an aggregate amount not to exceed $130 million upon the satisfaction of certain conditions. The credit facility was further amended in July 2019 to amend certain covenants.

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

As of June 30, 2019, $36.3 million was outstanding under the SIC Credit Facility. The SIC Credit Facility is subject to certain financial covenants. At June 30, 2019 and December 31, 2018, the Company was in compliance with material financial covenants.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs will be amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0.02 million and $0.05 million for the three and six months ended June 30, 2019. The Company entered into the SIC Credit Facility in June 2018, so there was no non-cash interest expense related to these costs for the three months and six months ended June 30, 2018. At June 30, 2019, SIC had $0.4 million of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying condensed consolidated balance sheets.

Note 9. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
RDS equipment and vehicle notes	$1,495	$956
ASG term loans	154,971	144,983
	156,466	145,939
Unamortized debt issuance costs	(1,873)	(2,129)
Total long-term debt	154,593	143,810
Current portion of long-term debt, net of financing fees	$1,296	$1,368
Long-term debt, net of current portion and financing fees	$153,297	$142,442

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through September 2025. As of June 30, 2019 and December 31, 2018, the outstanding balance on equipment and vehicle notes payable totaled $1.5 million and $1.0 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At June 30, 2019 and December 31, 2018, ASG had $0.6 million and $0.7 million outstanding under this term loan, respectively.

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries.  The Term Loan Facility was subsequently amended in December 2018 to increase the borrowing capacity to $174.2 million and in July 2019 to amend certain covenants.

Borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 5.25% for a base rate loan, or (ii) the LIBOR rate plus 7.25% for a LIBOR loan (9.69% per annum as of June 30, 2019). The base rate is the greater of the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and 3.5% per annum. Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023). The Company borrowed an additional $11.5 million under the Term Loan Facility to fund the acquisition of Intown on March 1, 2019. As of June 30, 2019 and December 31, 2018, the Company had $154.3 million and $144.2 million outstanding, respectively, under the Term Loan Facility.

Substantially all of the Company’s assets, including accounts receivable and inventory, are collateral for the Term Loan Facility, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to these term loans. The Company was in compliance with all material financial and non-financial covenants as of June 30, 2019 and December 31, 2018.

The Company incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.1 million and $0.3 million for the three and six months ended June 30, 2019. At June 30, 2019 and December 31, 2018, the unamortized debt issuance costs related to the term loans totaled $1.9 million and $2.1 million, respectively, and are shown as a direct deduction from the liability on the accompanying condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property and equipment (“PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically four years. The total acquisition cost included in PP&E related to the leased vehicles was $3.2 million and $2.7 million at June 30, 2019 and December 31, 2018, respectively. Total accumulated amortization related to the leased vehicles is $0.8 million and $0.5 million at June 30, 2019 and December 31, 2018, respectively, with amortization expense totaling $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively.  Total amortization expense totaled $0.08 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2023. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Three of RDS’ facility leases are with a company owned by a Company stockholder and six other facilities are leased from current employees or contractors.

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

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at June 30, 2019 and December 31, 2018 was $2.1 million and $1.9 million, respectively. Aggregate rent expense for the three and six months ended June 30, 2019 totaled $4.7 million and $9.4 million, respectively.  Aggregate rent expense for the three and six months ended June 30, 2018 totaled $3.1 million and $6.0 million, respectively

Exclusive Distributor Rights

A main supplier of ASG’s Pental business has agreed to allow Pental exclusive distribution rights in 23 states in the United States. To maintain these rights, Pental must meet certain minimum purchase requirements. Purchase volumes through December 31, 2020 must be a minimum purchase of 90 containers per month.

Using an estimated price per container based on the average price per container in 2018, the future minimum purchases to maintain the exclusive rights as of June 30, 2019 are as follows:

(in thousands)
2019	$18,090
2020	36,180
$54,270

If Pental falls short of these minimum requirements in any given calendar year, Pental has agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to Pental if such commitments are not met; however, the supplier reserves the right to remove exclusive distribution rights privileges.

Purchase Commitments

The Company also has contractually committed itself to certain minimum purchase commitments with certain suppliers. RDS has committed to purchase $2.0 million in products annually for each of the calendar years 2019, 2020, and 2021 with a certain supplier.   For the six months ended June 30, 2019, $1.9 million has been purchased from this supplier. Financial penalties for not achieving the minimum purchase commitment amount are equal to 15% of the shortfall amount.

Additionally, ASG has committed to purchase volumes estimated at approximately $0.4 million in 2019 with a specific Italian distributor. Purchases with this distributor were $0.1 million during the six months ended June 30, 2019. Financial penalties can be up to the amount committed to if not purchased by the end of 2019.

Note 11. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares.  As of June 30, 2019, there were approximately 1,858,776 shares of the Company’s common stock subject to outstanding awards and approximately 475,019 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan.  At December 31, 2018, there were approximately 1,667,446 shares of common stock available for grant under the 2017 Plan.

On March 26, 2019, the board of directors adopted the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which was approved at the 2019 Annual Meeting of Stockholders on May 15, 2019.  The 2019 Incentive Plan serves as the successor to the 2017 Plan; however, shares will continue to be available for award grants under the 2017 plan following the effectiveness of the 2019 plan.  The maximum aggregate number of shares issuable under the 2019 plan is 1,700,000.  No awards had been issued under the 2019 Incentive Plan as of June 30, 2019.

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

For the six months ended June 30, 2019, 241,957 restricted stock units were granted to certain directors, executives, and key employees, and such shares are subject to vesting over a period ranging from immediate vesting to three years, and certain other conditions, including continuous service to the Company, following the date of the restricted stock unit agreement. The shares vest ratably on an annual basis. Additionally, restricted stock units were granted to certain executives and include both a service and a performance condition. The performance condition is a 2021 earnings target and the target amount achieved impacts the number of shares that will be issued.  The number of shares to be issued at achievement of 100% of the earnings target is 573,824, and up to 1,147,648 shares will be issued upon achievement of 200% of the earnings target.

The Company estimated the fair value of these shares on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the shares of restricted stock granted during the six months ended June 30, 2019 was determined using the share closing price on the date of grant.

A summary of the Company’s restricted stock activity for the six months ended June 30, 2019 is as follows:

	Shares of Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2019	825,976	$11.84
Granted	1,389,605	$13.00
Forfeited	197,178	$12.00
Vested	159,627	$11.93
Nonvested shares at June 30, 2019	1,858,776	$12.68

As of June 30, 2019, total remaining stock-based compensation expense for nonvested restricted stock is $13.8 million, which is expected to be recognized over a weighted average remaining period of 2.6 years.

Total stock-based compensation expense recognized for restricted stock for the three and six months ended June 30, 2019 was $1.4 million and $2.0 million, respectively. Total stock-based compensation expense recognized for restricted stock for the three and six months ended June 30, 2018 was $0.8 million and $1.6 million, respectively.

Phantom Stock

Phantom stock awards are grants of phantom stock with respect to shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. Remaining shares of phantom stock outstanding at June 30, 2019 are for members of the board of directors and are subject to vesting over a period of three years. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability. The fair value as of June 30, 2019 for the phantom stock awards was estimated using the closing price of the Class A Common Stock on June 30, 2019.

The Company recorded phantom stock based compensation expense of less than $0.01 million during the three and six months ended June 30, 2019. The Company recorded phantom stock based compensation expense of $1.5 million and $2.3 million during the three and six months ended June 30, 2018, respectively.

A summary of the Company’s phantom stock activity for the period ended June 30, 2019 is as follows:

Shares of Phantom Restricted Outstanding
Nonvested shares at January 1, 2019	2,777
Granted	—
Forfeited	1,389
Vested	—
Nonvested shares at June 30, 2019	1,388

As of June 30, 2019, total remaining stock-based compensation expense for phantom stock is $0.01 million, which is expected to be recognized over a weighted average remaining period of 1.5 years.

Note 12. Provision for Income Taxes

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the six months ended June 30, 2019, the effective tax rate of 33.10% increased compared to the effective tax rate of 27.83% for the six months ended June 30, 2018, due to the impact of discrete items. The discrete items include unfavorable adjustments resulting from ASU 2016-09, which requires excess tax benefits and deficiencies related to stock compensation to be recognized as a component of income tax expense rather than stockholders’ equity.

Note 13. Related Party Transactions

Facility Rent

RDS leases three of its facilities from a trust affiliated with a Company stockholder. Additionally, as a result of recent acquisitions, RDS also leases six of its facilities from current employees or contractors. Rent expense under all of these leases totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively. Rent expense under related party RDS leases was $0.2 million and $0.4 million during the three and six months ended June 30, 2018, respectively. No amounts were unpaid under these leases at June 30, 2019 and December 31, 2018. See Note 10.

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee and former owner of NSI. Rent expense under this lease was $0.04 million and $0.08 million for the three and six months ended June 30, 2019, respectively. Rent expense under this lease was $0.04 million for the three and six months ended June 30, 2018. No amounts were unpaid under this lease at June 30, 2019 and December 31, 2018. See Note 10.

ASG leases office space in New Jersey that was owned by a former employee (who is no longer employed by the Company in 2019). Rent expense under this lease was $0.09 million and $0.2 million for the three and six months ended June 30, 2018. No related party rent expense was incurred in 2019. No amounts were unpaid under this lease at June 30, 2019 and December 31, 2018. See Note 10.

Subcontractors and Supplier

Two RDS employees have family members that have an ownership interest in flooring subcontracting companies that have business relationships with RDS. During the three and six months ended June 30, 2019, these companies performed a total of $0.2 million and $0.4 million in subcontract work for RDS, respectively. During the three and six months ended June 30, 2018, these companies performed a total of $0.6 million and $0.9 million in subcontract work for RDS, respectively. No amounts were due to these companies at June 30, 2019.  Amounts due and recorded as accounts payable at December 31, 2018 were $0.01 million.

Design services were also provided to RDS by designers affiliated with current Greencraft employees. During the three and six months ended June 30, 2019, expenses incurred with this design company were $0.02 million and $0.05 million, respectively. No amounts were unpaid at June 30, 2019 and December 31, 2018.

Other Related Party Transactions

A consulting firm affiliated with an officer of the Company has performed various consulting services for the Company related to human resources, accounting, and project management. During the three and six months ended June 30, 2019, the Company incurred $0.04 million and $0.08 million of costs, respectively, with this consulting firm. During the three and six months ended June 30, 2018, the Company incurred $0.08 million and $0.1 million of costs, respectively, with this consulting firm. No amount was due at June 30, 2019.  Amounts due and recorded as accounts payable at December 31, 2018 were $0.01 million.

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

The Company evaluates performance of the respective segments based upon revenues and operating income. Information for the periods presented is provided below:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net sales:
RDS	$172,797	$125,417
ASG	123,851	104,561
Elimination of intercompany sales	(1,386)	(731)
Consolidated Total	$295,262	$229,247

Operating income:
RDS	$7,466	$6,673
ASG	11,810	6,145
Elimination of intercompany operating income	81	43
Unallocated corporate operating loss	(9,341)	(8,301)
Consolidated Total	$10,016	$4,560

Capital expenditures:
RDS	$2,443	$1,480
ASG	1,009	4,912
Unallocated corporate capital expenditures	23	19
Consolidated Total	$3,475	$6,411

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Goodwill:
RDS	$52,977	$49,029
ASG	45,564	45,564
Consolidated Total	$98,541	$94,593

Other intangible assets:
RDS	$47,680	$47,479
ASG	49,738	53,236
Consolidated Total	$97,418	$100,715

Total Assets:
RDS	$176,304	$170,724
ASG	234,116	230,505
Elimination of intercompany receivables and inventory	(580)	(1,016)
Unallocated corporate assets	19,483	15,801
Consolidated Total	$429,323	$416,014

Note 15. Subsequent Events

Events occurring after June 30, 2019, have been evaluated for possible adjustment to the condensed consolidated financial statements or disclosure as of August 8, 2019, which is the date the condensed consolidated financial statements were available to be issued.  No significant matters were identified requiring adjustments to or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (which we refer to as this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” and other forms of these words or similar words or expressions or the negatives thereof. Forward-looking statements are based on historical information available at the time the statements are made and are based on management’s reasonable belief or expectations with respect to future events. Forward-looking statements are subject to risks, uncertainties, and other factors, including, but not limited to, those factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “Annual Report”), that may cause the Company’s actual results, level of activity, performance or achievement to be materially different from the results or plans expressed or implied by such forward-looking statements. All forward-looking statements in this Report are qualified by the factors, risks and uncertainties contained in our Annual Report. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements speak only as of the date on which they are made and the Company undertakes no obligation to update any forward-looking statement to reflect future events, developments or otherwise, except as may be required by applicable law.

Overview

Select Interior Concepts, Inc. (which we refer to collectively, with all of its subsidiaries, as “SIC,” the “Company,” “we,” “us” and “our”) is an installer and nationwide distributor of interior building products with market positions in residential interior design and installation services.

Through our Residential Design Services (which we refer to as “RDS”) operating segment, we primarily serve national and regional homebuilders by providing an integrated, outsourced solution for the interior design consultation, sourcing, distribution and installation of interior products of their homebuyer customers. Through our 17 design centers, our consultants work closely with homebuyers in the selection of a broad array of interior products and finishes, including flooring, cabinets, countertops, wall tile, finish carpentry, shower enclosures and mirrors, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior products to provide a streamlined experience for the homebuilder. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital.

We also have market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles through our Architectural Surfaces Group (which we refer to as “ASG”) operating segment. ASG sources natural and engineered stone from a global supply base and markets these materials through a national network of distribution centers and showrooms at 23 different locations. In addition to serving the repair and remodel (which we refer to as “R&R”) market with these materials, we also distribute them to new residential and commercial construction markets.

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

Residential Design Services

RDS, our interior design and installation segment, is a service business that provides design center operation, interior design, product sourcing, and installation services to homebuilders, homeowners, general contractors and property managers. Products sold and installed include flooring, prefabricated countertops, cabinets, wall tile, interior trim (doors, moldings, door and window casing), shower enclosures and doors, mirrors, and window treatments. New single-family and multi-family construction are the primary end markets, although we are exploring growth opportunities in other markets, such as the R&R market.

Architectural Surfaces Group

ASG, our natural and engineered stone countertop distribution segment, distributes granite, marble and quartz slabs for countertop and other uses, ceramic and porcelain tile for flooring, backsplash and wall tile applications and other related products. Primary end markets are new residential and commercial construction and the R&R market.

Key Factors Affecting Operating Results

Our operating results are primarily impacted by changes in the levels of new residential construction and the demand for products and services in the R&R market. These are in turn affected by a broad range of macroeconomic factors including the rate of economic growth, unemployment, job and wage growth, interest rates, multi-family project financing, and residential mortgage lending conditions. Other important underlying factors include demographic variables such as household formation, immigration and aging trends, housing stock and vacant inventory levels, changes in the labor force, raw materials prices, the legal environment, government tariffs, local and regional development, and construction regulation.

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

Cost of Revenue. Cost of revenue consists of the direct costs associated with revenue earned by the sale and installation of our interior products in the case of our RDS segment, or by delivering product in the case of our ASG segment. In our RDS segment, cost of revenue includes direct material costs associated with each project, the direct labor costs associated with installation (including taxes, benefits and insurance), rent, utilities and other period costs associated with warehouses and fabrication shops, depreciation associated with warehouses, material handling, fabrication and delivery costs, and other costs directly associated with delivering and installing product in our customers’ projects, offset by vendor rebates. In our ASG segment, cost of revenue includes direct material costs, inbound and outbound freight costs, overhead (such as rent, utilities and other period costs associated with product warehouses), depreciation associated with fixed assets used in warehousing, material handling and warehousing activities, warehouse labor, taxes, benefits and other costs directly associated with receiving, storing, handling and delivering product to customers in revenue earning transactions, offset by vendor rebates.

Gross Profit and Gross Margin. Gross profit is revenue less the associated cost of revenue. Gross margin is gross profit divided by net revenue.

Operating Expenses. Operating expenses include overhead costs such as general management, project management, purchasing, sales, customer service, accounting, human resources, depreciation and amortization, information technology, public company costs and all other forms of wage and salary cost associated with operating our businesses, and the taxes and benefits associated with those costs. We also include other general-purpose expenses, including, but not limited to, office supplies, office rents, legal, consulting, insurance, and non-cash stock compensation costs. Professional services expenses, including audit and legal, and transaction costs are also included in operating expenses.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Revenue. For the three months ended June 30, 2019, net revenue increased $33.5 million, or 26.8%, to $158.3 million, from $124.9 million for the three months ended June 30, 2018. Net revenue for the three months ended June 30, 2019 and 2018 is adjusted for the elimination of intercompany sales of $0.8 million and $0.4 million, respectively. The increase in net sales was driven by the impact of organic growth and acquisitions.

In our RDS segment, net revenue increased by $24.5 million, or 35.9%, to $92.8 million for the three months ended June 30, 2019, from $68.3 million for the three months ended June 30, 2018. The increase was due to the acquisitions of Summit, TAC, and Intown, which accounted for $29.3 million of the RDS growth, partially offset by a decrease in RDS business of $4.8 million primarily due to continued softening in the Southern California housing market.

In our ASG segment, net revenue increased by $9.4 million, or 16.4%, to $66.3 million for the three months ended June 30, 2019, from $57.0 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, the acquisition of Tuscany accounted for $2.2 million of the ASG growth, with the remainder of the growth of $7.1 million in our ASG segment attributable to increased revenue from organic volume and price/mix.

Cost of Revenue. For the three months ended June 30, 2019, cost of revenue increased $23.7 million, or 26.2%, to $114.2 million, from $90.5 million for the three months ended June 30, 2018.

In our RDS segment, cost of revenue increased by $17.5 million, or 35.2%, to $67.0 million for the three months ended June 30, 2019, from $49.5 million for the three months ended June 30, 2018. The acquisitions of Summit, TAC and Intown were primarily responsible for this increase, contributing $20.5 million. This increase was partially offset by a decrease in cost of revenues as a result of lower revenue in the Southern California market.

In our ASG segment, cost of revenue increased by $6.6 million, or 16.1%, to $48.0 million for the three months ended June 30, 2019, from $41.4 million for the three months ended June 30, 2018. This was primarily due to the acquisition of Tuscany, which contributed $1.6 million of the increase, with the remaining increase due to costs associated with organic growth.

Gross Profit and Margin. For the three months ended June 30, 2019, gross profit increased $9.8 million, or 28.4%, to $44.2 million, from $34.4 million for the three months ended June 30, 2018. The increase in gross profit was due to higher net sales.  For the three months ended June 30, 2019, gross margin increased 0.3% to 27.9% from 27.6% for the three months ended June 30, 2018. This increase in gross profit was primarily due to acquisitions and favorable shifts in product as well as price increases.

In our RDS segment, gross margin increased 0.4% to 27.8% for the three months ended June 30, 2019, from 27.4% for the three months ended June 30, 2018. This was due to higher margins in the acquired companies than in the existing RDS business.

In our ASG segment, gross margin increased 0.3% to 27.7% for the three months ended June 30, 2019, from 27.4% for the three months ended June 30, 2018. This increase was due to a favorable shift in product mix, price increases, and acquisitions.

Operating Expense. For the three months ended June 30, 2019, operating expenses increased by $6.6 million, or 21.5%, to $37.4 million, from $30.8 million for the three months ended June 30, 2018. The increase in operating expenses was primarily due to selling, general, and administrative expenses from acquired businesses, expenses associated with new locations, and higher depreciation and amortization.

In our RDS segment, operating expenses increased by $6.7 million to $20.8 million for the three months ended June 30, 2019, from $14.1 million for the three months ended June 30, 2018. This increase was primarily related to the Summit, TAC, and Intown acquisitions, sales and marketing expenses, and other expenses related to the growth of the business.

In our ASG segment, operating expenses decreased by $0.1 million to $11.3 million for the three months ended June 30, 2019, from $11.4 million for the three months ended June 30, 2018.

SIC corporate costs remained consistent at $5.3 million for the three months ended June 30, 2019 and 2018, respectively.

Depreciation and Amortization. For the three months ended June 30, 2019, depreciation and amortization expenses increased by $1.4 million, or 29.0%, to $6.4 million, from $5.0 million for the three months ended June 30, 2018.

In our RDS segment, depreciation and amortization expenses increased by $1.4 million, or 59.9%, to $3.6 million for the three months ended June 30, 2019, which was primarily due to the depreciation and amortization associated with the assets acquired in the Summit, TAC, and Intown acquisitions.

In our ASG segment, depreciation and amortization expenses increased by $0.1 million, or 2.4%, to $2.8 million for the three months ended June 30, 2019, which was primarily due to amortization associated with the Tuscany acquisition.

Interest Expense. For the three months ended June 30, 2019, interest expense increased by $1.7 million, or 60.1%, to $4.5 million, from $2.8 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, our interest expense increased primarily due to the borrowings associated with funding four acquisitions since June 30, 2018.

Income Taxes. For the three months ended June 30, 2019, we recognized income tax expense of $0.1 million, an increase of $0.1 million from income tax benefit of $0.0 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, our effective rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations, primarily because of the impact of discrete items related to stock based compensation.

Net (Loss) Income. For the three months ended June 30, 2019, net income increased by $1.2 million to $1.2 million, from a $0.1 million loss for the three months ended June 30, 2018.

Adjusted EBITDA. For the three months ended June 30, 2019, Adjusted EBITDA increased to $16.6 million, from $13.8 million for the three months ended June 30, 2018, primarily as a result of organic growth and incremental operating profit from acquisitions, partially offset by additional corporate costs, including costs incurred in establishing a business development function.

	For the Three Months Ended June 30,
(in thousands)	2019	2018
Consolidated net income (loss)	$1,162	$(86)
Income tax expense (benefit)	113	(35)
Interest expense	4,480	2,799
Depreciation and amortization	6,432	4,985
EBITDA	12,187	7,663
Stock based compensation	1,426	2,006
Purchase accounting fair value adjustments	959	935
Acquisition and integration related costs	751	781
Employee related reorganization costs	247	219
Other non-recurring costs	159	540
IPO and public company readiness costs	—	1,667
Strategic alternatives costs	890	—
Adjusted EBITDA	$16,619	$13,811

Adjusted EBITDA Margin. Adjusted EBITDA margin decreased slightly from 11.1% for the three months ended June 30, 2018 to 10.5% for the three months ended June 30, 2019.

Six months ended June 30, 2019 Compared to Six months ended June 30, 2018

Net Revenue. For the six months ended June 30, 2019, net revenue increased $66.0 million, or 28.8%, to $295.3 million, from $229.2 million for the six months ended June 30, 2018. Net revenue for the six months ended June 30, 2019 and 2018 is adjusted for the elimination of intercompany sales of $1.4 million and $0.7 million, respectively. The increase in net sales was primarily due to organic growth and acquisitions.

In our RDS segment, net revenue increased by $47.4 million, or 37.8%, to $172.8 million for the six months ended June 30, 2019, from $125.4 million for the six months ended June 30, 2018. The increase was due to the acquisition of Summit, TAC, and Intown, which accounted for $51.8 million of the RDS growth. This increase was partially offset by a decrease due to softening in the Southern California housing market.

In our ASG segment, net revenue increased by $19.3 million, or 18.4%, to $123.9 million for the six months ended June 30, 2019, from $104.6 million for the six months ended June 30, 2018. The increase was due to the acquisition of Bedrock, NSI, and Tuscany which accounted for $7.2 million of ASG growth, with the remainder of the growth of $12.1 million in our ASG segment attributable to increased revenue from organic volume and price/mix.

Cost of Revenue. For the six months ended June 30, 2019, cost of revenue increased $45.5 million, or 27.2%, to $212.4 million, from $166.9 million for the six months ended June 30, 2018.

In our RDS segment, cost of revenue increased by $33.2 million, or 36.4%, to $124.4 million for the six months ended June 30, 2018, from $91.2 million for the six months ended June 30, 2018. The acquisitions of Summit, TAC and Intown were primarily responsible for this increase, contributing $36.5 million. This increase was partially offset by a decrease in cost of revenues as a result of lower revenue in the Southern California market.

In our ASG segment, cost of revenue increased by $13.0 million, or 17.0%, to $89.5 million for the six months ended June 30, 2019, from $76.5 million for the six months ended June 30, 2018. This was primarily due to the acquisition of Tuscany, which contributed $5.4 million of the increase, with the remaining increase due to costs associated with organic growth.

Gross Profit and Margin. For the six months ended June 30, 2019, gross profit increased $20.5 million, or 33.0%, to $82.9 million, from $62.4 million for the six months ended June 30, 2018.  The increase in gross profit was due to higher net sales.  For the six months ended June 30, 2019, gross margin increased 0.9% to 28.1%, from 27.2% for the six months ended June 30, 2018.  This increase was primarily due to acquisitions and favorable shifts in product as well as price increases.

In our RDS segment, gross margin increased 0.7% to 28.0% for the six months ended June 30, 2019, from 27.3% for the six months ended June 30, 2018. This was primarily due to higher margins in the acquired companies than in the existing RDS business.

In our ASG segment, gross margin increased by 0.9% to 27.8% for the six months ended June 30, 2019, from 26.9% for the six months ended June 30, 2018. This increase was due to a favorable shift in product mix, price increases, and acquisitions.

Operating Expense. For the six months ended June 30, 2019, operating expenses increased by $15.1 million, or 26.1%, to $72.9 million from $57.8 million for the six months ended June 30, 2018. The increase in operating expenses was primarily due to selling, general, and administrative expenses from acquired businesses and greenfield locations, investments in SIC corporate reporting infrastructure, and higher depreciation and amortization.

In our RDS segment, operating expenses increased by $13.5 million to $41.0 million for the six months ended June 30, 2019, from $27.6 million for the six months ended June 30, 2018. This increase was primarily related to the Summit, TAC, and Intown acquisitions, sales and marketing expenses, and other expenses related to the growth of the business.

In our ASG segment, operating expenses increased by $0.6 million to $22.6 million for the six months ended June 30, 2019, from $21.9 million for the six months ended June 30, 2018. This increase was related to the Bedrock and Tuscany acquisitions, and expenses related to the opening of new locations.

The remaining $1.0 million of the increase in operating expenses was related to share-based compensation accrual expense and overhead costs incurred at the corporate level.

Depreciation and Amortization. For the six months ended June 30, 2019, depreciation and amortization expenses increased by $3.0 million, or 31.1%, to $12.7 million, from $9.7 million for the six months ended June 30, 2018.

In our RDS segment, depreciation and amortization expenses increased by $2.5 million, or 56.5%, to $7.0 million for the six months ended June 30, 2019, which was primarily due to the depreciation and amortization associated with the acquisitions of Summit, TAC, and Intown.

In our ASG segment, depreciation and amortization expenses increased by $0.4 million, or 8.3%, to $5.6 million for the six months ended June 30, 2019, which was primarily due to amortization associated with the Tuscany acquisition.

Interest Expense. For the six months ended June 30, 2019, interest expense increased by $3.5 million, or 65.5%, to $8.8 million, from $5.3 million for the six months ended June 30, 2018.  Interest expense increased primarily due to the borrowings associated with funding four acquisitions since June 30, 2018.

Income Taxes. For the six months ended June 30, 2019, we recognized income tax expense of $0.6 million, an increase of $1.2 million from income tax benefit of $0.5 million for the six months ended June 30, 2018. This increase is related to our profitability during the six months ended June 30, 2019.  For the six months ended June 30, 2019, the effective tax rate of 33.10% increased compared to the effective tax rate of 27.83% for the six months ended June 30, 2018, primarily because of the impact of discrete items related to stock based compensation.

Net (Loss) Income. For the six months ended June 30, 2019, net income increased by $2.7 million to $1.3 million, from $1.4 million net loss for the six months ended June 30, 2018.

Adjusted EBITDA. For the six months ended June 30, 2019, Adjusted EBITDA increased to $29.1 million, from $24.5 million for the six months ended June 30, 2018, primarily as a result of organic growth and incremental operating profit from acquisitions, partially offset by additional corporate costs.

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Consolidated net income (loss)	$1,289	$(1,395)
Income tax expense (benefit)	638	(538)
Interest expense	8,809	5,322
Depreciation and amortization	12,681	9,669
EBITDA	23,417	13,058
Stock based compensation	1,988	3,681
Purchase accounting fair value adjustments	(563)	1,169
Acquisition and integration related costs	2,205	2,063
Employee related reorganization costs	686	493
Other non-recurring costs	507	1,490
IPO and public company readiness costs	—	2,534
Strategic alternatives costs	890	—
Adjusted EBITDA	$29,130	$24,488

Adjusted EBITDA Margin. For the six months ended June 30, 2019, Adjusted EBITDA margin decreased to 9.9% from 10.7% for the six months ended June 30, 2018, resulting primarily from additional cost and investments in SIC as a public company, and costs incurred in establishing a business development function.

Non-GAAP Measures

In addition to the results reported in accordance with United States generally accepted accounting principles (which we refer to as “GAAP”), we have provided information in this Report relating to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. We have provided definitions below for these non-GAAP financial measures and have provided the tables above reconciling these non-GAAP financial measures to the comparable GAAP financial measures.

We believe that these non-GAAP financial measures provide valuable information regarding our earnings and business trends by excluding specific items that we believe are not indicative of the ongoing operating results of our businesses, providing a useful way for investors to make a comparison of our performance over time and against other companies in our industry.

We have provided these non-GAAP financial measures as supplemental information to our GAAP financial measures and believe these non-GAAP measures provide investors with additional meaningful financial information regarding our operating performance and cash flows. Our management and board of directors also use these non-GAAP measures as supplemental measures to evaluate our businesses and the performance of management, including the determination of performance-based compensation, to make operating and strategic decisions, and to allocate financial resources. We believe that these non-GAAP measures also provide meaningful information for investors and securities analysts to evaluate our historical and prospective financial performance. These non-GAAP measures should not be considered a substitute for or superior to GAAP results. Furthermore, the non-GAAP measures presented by us may not be comparable to similarly titled measures of other companies.

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

As of June 30, 2019, we had $1.9 million of cash and cash equivalents and $53.4 million of available borrowing capacity under our revolving credit facility. Based on our track record of profitability, positive cash flow, and ability to effectively manage working capital needs, we believe that we have sufficient funding in place to finance our operations and immediate growth plans.

Financing Sources; Debt

SIC Credit Facility

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018 (which we refer to as the “SIC Credit Facility”), with a commercial bank. The SIC Credit Facility is used by the Company, including both RDS and ASG, for operational purposes. Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings of up to an aggregate of $90 million (after it was increased by $10 million through the amendment in December 2018), and which may be further increased to an aggregate amount not to exceed $130 million upon the satisfaction of certain conditions. The credit facility was further amended in July 2019 to amend certain covenants.

All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions

The SIC Credit Facility is subject to certain financial covenants. At June 30, 2019 and December 31, 2018, the Company was in compliance with material financial covenants.

As of June 30, 2019, $36.3 million was outstanding under the SIC Credit Facility. The Company also had $0.3 million of outstanding letters of credit under the SIC Credit Facility at June 30, 2019.  An additional $0.1 million letter of credit was drawn on in July 2019.

Term Loan Facility

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (which we refer to as the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries.  The Term Loan Facility was subsequently amended in December 2018 to increase the borrowing capacity to $174.2 million and in July 2019 to amend certain covenants.

All term loans under the Term Loan Facility are due and payable in full on February 28, 2023, subject to earlier acceleration upon certain conditions.

The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all material financial and nonfinancial covenants as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, approximately $154.3 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. As of June 30, 2019, approximately $4.3 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent over 75% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $116.3 million at June 30, 2019, compared to $100.2 million at December 31, 2018, for a net increase of $16.1 million, due to shifts in receivables, inventory, accounts payable and accrued liabilities, due in part to timing and the acquisition of Intown.

Cash Flows Provided by / (Used in) Operating Activities

Net cash provided by / (used in) operating activities was $8.8 million and $(0.1) million for the six months ended June 30, 2019 and 2018, respectively. Net income was $1.3 million for the six months ended June 30, 2019, and net loss was $1.4 million for the six months ended June 30, 2018.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $14.2 million for the six months ended June 30, 2019, and $10.5 million for the six months ended June 30, 2018.

Changes in operating assets and liabilities resulted in net cash used of $6.7 million for the six months ended June 30, 2019. Changes in operating assets and liabilities resulted in net cash used of $9.3 million for the six months ended June 30, 2018.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2019, cash flow used in investing activities was $19.0 million, with $1.0 million for the indemnity payment related to the Bedrock acquisition, $11.5 million for the acquisition of Intown, and $3.0 million for the escrow payment related to the Greencraft acquisition. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $3.5 million. For the six months ended June 30, 2018, cash flow used in investing activities was $18.2 million, with $0.3 million for the acquisition of NSI and $11.5 million for the acquisition of Bedrock. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $6.4 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $2.7 million and $21.8 million for the six months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019, we borrowed an additional $11.5 million in term debt, and made principal payments of $1.3 million, for a net increase in term debt of $10.2 million. As of June 30, 2019, aggregate net payments on the SIC Credit Facility were $0.8 million and payments on notes payable were $0.8 million. We also classified $5.8 million of the total $8.0 million Greencraft earnout payment as a financing activity, as this was the fair value of the contingent liability accrued at purchase. For the six months ended June 30, 2018, we borrowed an additional $6.3 million in term debt and made principal payments of $0.5 million, for a net increase in term debt of $5.8 million. Aggregate net borrowings on the SIC Credit Facility were $16.6 million during the six months ended June 30, 2018.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of June 30, 2019. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Remaining in 2019	1 to 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation(1)	$156,466	$983	$3,258	$152,200	$25
Capital Lease Obligations(2)	2,223	357	1,411	348	107
Operating Lease Obligations(3)	58,313	7,382	26,910	17,640	6,381
Purchase Obligations(4)	58,664	18,484	40,180	—	—
Total	$275,666	$27,206	$71,759	$170,188	$6,513

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

(4)

These amounts take into account a contract with a supplier of engineered stone on an exclusive basis in certain states within the United States. As part of the terms of the exclusive right to distribute the products provided under the contract, we are obligated to take delivery of a certain minimum amount of product from this supplier. If we fall short of these minimum purchase requirements in any given calendar year, we have agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to us if such commitments are not met; however, in such a case, the supplier has reserved the right, under the contract, to withdraw the exclusive distribution rights granted to us. The amount of the payment is estimated by multiplying the minimum quantity required under the contract by the average price paid in 2018.  This amounts to approximately $18.1 million remaining in 2019 and $36.2 million in 2020.

In addition to the contractual obligations set forth above, as of June 30, 2019, we had an aggregate of approximately $36.3 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2019, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the six months ended June 30, 2019 from the critical accounting policies and estimates as previously disclosed in our financial statements included in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 15, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements is calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future. In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness. At June 30, 2019, we had outstanding variable rate borrowings of approximately $190.7 million. Assuming the current level of borrowing under the variable rate debt facility, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by $1.9 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2018 and 2017 or during the six months ended June 30, 2019. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, during the six months ended June 30, 2019, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 15, 2019.

Changes in legislation and government policy may have a material adverse effect on our businesses in the future.

The 2016 presidential and congressional elections in the United States have resulted in significant changes in legislation and government policy. In addition to the recent reform of the federal tax code, specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, modifications to international trade policy, trade remedy proceedings targeting the Company’s products, and increased regulation. Furthermore, proposals have been discussed regarding the imposition of new or additional taxes or tariffs on goods imported from abroad that are used in our businesses or the elimination of income tax deductibility of such imported goods.  For the year ended December 31, 2018, we purchased an estimated $117.6 million of material sourced from outside the United States.

For example, in 2018 and again in 2019, petitions seeking imposition of antidumping and countervailing duties against quartz surface products from various countries were filed by Cambria Company LLC with the U.S. Department of Commerce (which we refer to as the “DOC”) and the U.S. International Trade Commission (which we refer to as the “ITC”). The DOC has announced preliminary determinations provisionally subjecting U.S. importers to countervailing and antidumping duties on quartz surface products from China pending a final decision by the ITC, and the cases against quartz surface products from other countries are expected to proceed.  In addition, in the first half of 2019 the United States terminated the beneficiary designations of Turkey and India under the Generalized System of Preferences.  This termination resulted in a change to the duty treatment of goods imported from both Turkey and India, including quartz surface products.

One of the Company’s subsidiaries, Architectural Granite & Marble, LLC, imports quartz surface products.  While the Company is actively taking steps to mitigate its exposure to these additional duties and maintain a supply of high quality surface quartz products, such trade actions and policy developments give rise to potential liability for additional duties, as well as supply chain interruptions.

We are currently unable to predict the extent and impact of the changes to existing legislative and regulatory environments and trade remedy actions relevant to our businesses, or how those and potential future changes will affect our businesses. To the extent that such changes have a negative impact on us or the industries we serve, including the imposition of additional duties discussed above or otherwise, these changes may materially and adversely impact our businesses, financial condition, result of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Company Stock Repurchases

The Company repurchased 800,000 shares of Class A Common Stock at a price of $0.01 per share in April 2019 as part of a repurchase agreement with affiliates of Trive Capital Management LLC.  These shares were subsequently retired during the period ended June 30, 2019.

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

10.1*

Sixth Amendment to Financing Agreement, dated as of July 15, 2019, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders.

10.2*

Second Amendment to Amended and Restated Loan, Security, and Guaranty Agreement, dated as of July 23, 2019, by Select Interior Concepts, Inc., and subsidiaries, as borrowers, and Bank of America, N.A. as lenders.

10.3 *†	Amendment to Employment Agreement, dated as of July 12, 2019, by and between the Company and Kendall R. Hoyd.

10.4 *†	Amendment to Employment Agreement, dated as of July 12, 2019, by and between the Company and Sunil Palakodati.

10.5 *†	Amendment to Employment Agreement, dated as of July 12, 2019, by and between the Company and Tyrone Johnson.

10.6 *†	Amendment to Employment Agreement, dated as of July 12, 2019, by and between the Company and Nadeem Moiz.

10.7 *†	Amendment to Employment Agreement, dated as of July 12, 2019, by and between the Company and Shawn Baldwin.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed or furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Select Interior Concepts, Inc.

Date: August 8, 2019	By:	/s/ Tyrone Johnson
Tyrone Johnson
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Financial Officer (Principal Financial Officer)