Form 10-Q
period 2019-09-30
Select Interior Concepts, Inc.
filed 2019-11-05
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Registrant’s telephone number, including area code: (888) 701-4737

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

As of November 1, 2019, the registrant had 25,087,346 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$8,645	$6,362
Restricted cash	—	3,000
Accounts receivable, net of allowance for doubtful accounts of $335 and $500, respectively	65,741	63,601
Inventories	114,533	108,270
Prepaid expenses and other current assets	5,442	2,809
Income taxes receivable	2,913	1,263
Total current assets	197,274	185,305
Property and equipment, net of accumulated depreciation of $18,883 and $13,038, respectively	25,821	19,798
Deferred tax assets, net	9,355	9,355
Goodwill	98,541	94,593
Customer relationships, net of accumulated amortization of $45,929 and $35,877, respectively	74,311	79,843
Other intangible assets, net	19,621	20,872
Other assets	6,248	6,248
Total assets	$431,171	$416,014
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of financing fees of $511	$1,228	$1,368
Current portion of capital lease obligations	1,164	500
Accounts payable	42,691	37,265
Income taxes payable	—	984
Accrued expenses and other current liabilities	21,832	27,620
Customer deposits	9,116	9,908
Total current liabilities	76,031	77,645
Line of credit	33,959	36,706
Long-term debt, net of current portion and financing fees of $1,235 and $1,618, respectively	152,958	142,442
Long-term capital lease obligations	5,691	1,544
Other long-term liabilities	6,872	8,983
Total liabilities	$275,511	$267,320
Commitments and contingencies (see Note 10)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,069,872 and 25,682,669 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	251	257
Treasury stock, 18,135 shares at September 30, 2019, at cost	(227)	—
Additional paid in capital	160,053	156,601
Accumulated deficit	(4,417)	(8,164)
Total stockholders' equity	$155,660	$148,694
Total liabilities and equity	$431,171	$416,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share data)	2019	2018	2019	2018
Revenues, net	$159,395	$127,553	$454,657	$356,801
Cost of revenues	117,057	91,083	329,418	257,975
Gross profit	42,338	36,470	125,239	98,826
Selling, general and administrative expenses	36,129	32,466	109,014	90,261
Income from operations	6,209	4,004	16,225	8,565
Other expense:
Interest expense	4,342	2,881	13,151	8,161
Loss on extinguishment of debt	—	—	—	42
Other expense (income), net	(2,008)	412	(2,728)	1,584
Total other expense, net	2,334	3,293	10,423	9,787
Income (loss) before provision (benefit) for income taxes	3,875	711	5,802	(1,222)
Provision (benefit) for income taxes	1,417	(42)	2,055	(580)
Net income (loss)	$2,458	$753	$3,747	$(642)
Earnings (loss) per share of common stock
Basic common stock	$0.10	$0.03	$0.15	$(0.03)
Diluted common stock	$0.10	$0.03	$0.15	$(0.03)
Weighted average shares outstanding
Basic common stock	25,051,068	25,640,433	25,366,170	25,623,322
Diluted common stock	25,189,339	26,611,500	25,463,814	25,623,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows provided by operating activities
Net income (loss)	$3,747	$(642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,729	14,777
Equity-based compensation	4,496	4,848
Change in fair value of earn-out liabilities	(2,549)	1,573
Deferred benefit from income taxes	—	(1,098)
Amortized interest on deferred debt issuance costs	458	494
Loss on extinguishment of debt	—	42
Decrease in allowance for doubtful accounts	(165)	(4)
(Gain) loss on disposal of property and equipment	(139)	2
Changes in operating assets and liabilities:
Accounts receivable	(583)	(3,649)
Prepaid expenses and other current assets	(2,632)	(8)
Inventory	(4,358)	(12,056)
Other assets	(109)	(315)
Accounts payable	5,337	(7,113)
Accrued expenses and other current liabilities	(613)	5,513
Income taxes payable / receivable	(2,634)	(2,708)
Customer deposits	(793)	3,103
Other long term liabilities	2,114	—
Net cash provided by operating activities	20,306	2,759
Cash flows used in investing activities
Purchase of property and equipment	(7,273)	(7,091)
Proceeds from disposal of property and equipment	16	30
Acquisition of Intown Design, Inc.	(11,537)	—
Escrow release payment related to acquisition of Greencraft Holdings, LLC	(3,000)	—
Acquisition of Summit Stoneworks, LLC	—	(16,318)
Acquisition of Tuscany Collection, LLC	—	(4,152)
Acquisition of NSI, LLC	—	(290)
Acquisition of Elegant Home Design, LLC (Indemnity payment in 2019)	(1,000)	(11,492)
Net cash used in investing activities	(22,794)	(39,313)
Cash flows provided by financing activities
Payment of Greencraft Holdings, LLC earn-out liability	(5,794)	—
Proceeds from (payments on) line of credit, net	(2,822)	25,362
Proceeds from term loan	11,500	14,250
Term loan and line of credit deferred issuance costs	—	(517)
Purchase of treasury stock	(235)	—
Proceeds from ERP financing	2,118	—
Payments on notes payable	(1,407)	(952)
Proceeds from employee stock purchase	—	543
Principal payments on long-term debt	(1,589)	(788)
Net cash provided by financing activities	1,771	37,898
Net (decrease) increase in cash	$(717)	$1,344
Cash and restricted cash, beginning of period	9,362	5,547
Cash and restricted cash, end of period	$8,645	$6,891
Supplemental disclosures of cash flow information
Cash paid for interest	$12,507	$7,665
Cash paid for income taxes	$4,819	$3,364
Supplemental disclosures of non-cash activities
Acquisition of equipment and vehicles with long-term debt and capital leases	$6,444	$1,554
Earn-out estimate for Intown Design, Inc.	$2,010	$—
Measurement period adjustment related to acquisition of Greencraft Holdings, LLC	$—	$(317)
Acquisition of Elegant Home Design, LLC, indemnity holdback	$—	$(1,000)

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

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018 is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share for common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
(in thousands, except share data)	September 30, 2019	September 30, 2018
Net income	$2,458	$753
Weighted average shares of common stock outstanding:
Basic common stock outstanding	25,051,068	25,640,433
Diluted common stock outstanding	25,189,339	26,611,500
Earnings per share of common stock:
Basic common stock outstanding	$0.10	$0.03
Diluted common stock outstanding	$0.10	$0.03

	Nine Months Ended	Nine Months Ended
(in thousands, except share data)	September 30, 2019	September 30, 2018
Net income (loss)	$3,747	$(642)
Weighted average shares of common stock outstanding:
Basic common stock outstanding	25,366,170	25,623,322
Diluted common stock outstanding	25,463,814	25,623,322
Earnings per share of common stock:
Basic common stock outstanding	$0.15	$(0.03)
Diluted common stock outstanding	$0.15	$(0.03)

All restricted stock units or awards outstanding consisting of 1,055,384 shares of restricted stock at September 30, 2018 were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2018 because the Company reported a net loss and the effect of inclusion would have been antidilutive.

Equity

Total equity at September 30, 2019 and December 31, 2018 was $155.7 million and $148.7 million, respectively. The change in equity of $7.0 million during the period was a result of an increase in additional paid in capital of $3.5 million related to equity-based compensation and a decrease to the accumulated deficit of $3.7 million resulting from the net income for the nine months ended September 30, 2019.  Additionally, the Company purchased $0.2 million of its outstanding common stock during the nine months ended September 30, 2019, which shares are being held in treasury.  Total equity at September 30, 2019 and June 30, 2019 was $155.7 million and $152.0 million, respectively. The change in equity of $3.7 million during the period was a result of an increase in additional paid in capital of $1.5 million related to equity-based compensation and a decrease to the accumulated deficit of $2.5 million resulting from the net income for the three months ended September 30, 2019. Additionally, the Company purchased $0.2 million of its outstanding common stock during the quarter ended September 30, 2019, which shares are being held in treasury.

Total equity at September 30, 2018 and December 31, 2017 was $150.6 million and $148.1 million, respectively. The change in equity of $2.5 million during the period was a result of an increase in additional paid in capital of $2.6 million related to equity-based compensation, an increase of $0.5 million related to employee stock purchases, and an increase to the accumulated deficit of $0.6 million resulting from the net loss for the nine months ended September 30, 2018. Total equity at September 30, 2018 and June 30, 2018 was $150.6 million and $148.3 million, respectively. The change in equity of $2.3 million during the period was a result of an increase in additional paid in capital of $0.9 million related to equity-based compensation and $0.5 million related to employee stock purchases and a decrease to the accumulated deficit of $0.8 million resulting from the net income for the three months ended September 30, 2018.

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

The Company records contingent consideration, or earn-outs, associated with certain acquisitions.  These earn-outs are adjusted to fair value at each reporting period and any change to fair value based on a change in certain factors, such as the risk adjusted rate or estimates for the outcome of specified milestone goals, will result in an adjustment to the fair value of the liability. These adjustments are recorded to income/expense as a measurement period adjustment.

There is no earn-out liability recorded as of September 30, 2019 associated with the acquisition of Summit Stoneworks, LLC (“Summit”) in August 2018.  The recorded fair value liability for the earn-out as of December 31, 2018 was $1.9 million. This liability was classified as a Level 3 fair value estimate at December 31, 2018 and is no longer a Level 3 fair value estimate as of September 30, 2019 as the underlying inputs are now known and the earn-out target criteria was not met. Adjustments reducing the fair value of the earn-out liability by $1.9 million were recorded within other (income) expense for the nine months ended September 30, 2019.  No adjustment was recorded during the three months ended September 30, 2019.

The earn-out liability associated with the acquisition of T.A.C. Ceramic Tile Co, LLC (“TAC”) in December 2018 is classified as Level 3 and is valued using an option pricing model. The assumptions used in preparing the option pricing model include certain estimates for future earnings from TAC products and services, a volatility factor of 25%, and a risk adjusted rate of 11.0% at September 30, 2019.   The fair value of this earn-out liability was recorded as $2.9 million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively.  Adjustments decreasing the fair value of the earn-out liability by $0.6 million and increasing the earn-out liability by $0.6 million were recorded within other (income) expense for the three and nine months ended September 30, 2019, respectively.

The earn-out liability associated with the acquisition of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019 is classified as Level 3 and is valued using an option pricing model.  The fair value of this earn-out liability was recorded as $0.6 million as of September 30, 2019.  The assumptions used in preparing the option pricing model include estimates for future earnings from Intown products and services, a volatility factor of 25%, and a risk adjusted rate of 12% at September 30, 2019. An adjustment decreasing the fair value of the earn-out liability by $1.4 million was recorded within other (income) expense for the three and nine months ended September 30, 2019.

The earn-out liability associated with the acquisition of Greencraft Holdings, LLC (“Greencraft”) in December 2017 was paid to the former owners in May 2019 in the amount of $8.0 million.  As of December 31, 2018, the fair value of this earn-out was recorded as $7.9 million.

At September 30, 2019 and December 31, 2018, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during 2019 or 2018, other than the Summit earn-out liability from Level 3 during the three months ended September 30, 2019 and the Greencraft earn-out liability from Level 3 in 2018 due to the availability of observable and known inputs to calculate the fair value of the liabilities as of September 30, 2019 and December 31, 2018, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  The Company capitalizes internal-use software as property and equipment under ASC 350-40, Internal-Use Software.  Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Machinery and equipment	5-7 years
Vehicles	3-5 years
Furniture and fixtures	3-7 years
Computer equipment and internal-use software	3-5 years
Leasehold improvements	Shorter of 15 years or the remaining lease term

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

	Range of estimated useful lives	Weighted average useful life
Customer relationships	2 years – 15 years	10 years
Trade names	3 years – 11 years	8 years
Non-compete agreements	Life of agreement	4 years

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the periods ended September 30, 2019 or December 31, 2018.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, including intangible assets. Goodwill is tested annually for impairment on December 31.  No impairment indicators were present during the nine months ended September 30, 2019.

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

During the quarter ending December 31, 2019, the Company will adopt Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will impact our revenue recognition policy.  See Recent Accounting Pronouncements section of Note 2.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU establishes a comprehensive revenue recognition standard for virtually all industries in GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction, and software industries. The core principal of this ASU is to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2014-2016, the FASB issued various amendments to this topic and the amendments clarified certain positions and extended the implementation date until annual periods beginning after December 15, 2018.  During the quarter ending December 31, 2019, the Company will adopt this guidance on a modified retrospective basis. For contracts which were not completed as of January 1, 2019, revenue related to our short-term contracts with homebuilder customers, primarily in our RDS operating segment, will now be recognized over time based on the extent of progress towards completion of the individual performance obligations, instead of under the completed contract method, because of continuous transfer of control to the customer. We do not expect the impact on our revenue recognition to be material for our multi-family contracts that are currently recognized under the existing percentage-of-completion method of accounting, due to the comparable methodology of revenue recognition under the updated guidance. We do not estimate any material impact from adoption related to our sales of imported granite, marble, and related items of our ASG operating segment, as the Company has concluded that it will have substantially similar performance obligations and recognition timing under the amended guidance.  We will recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019. The estimated adjustment to our opening retained earnings on January 1, 2019, as a result of implementation of this ASU, is estimated to be approximately $1.2 million.

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

For the three and nine months ended September 30, 2019, the Company did not have any one customer which accounted for more than 10% of total revenues.  For the three and nine months ended September 30, 2018, the Company recognized revenues from one customer which accounted for 13.3% and 12.0% of total revenues, respectively. There were no customers which accounted for 10% or more of total accounts receivable as of September 30, 2019 and December 31, 2018.

Note 4. Acquisitions

Intown Acquisition

On March 1, 2019, RDS acquired the assets of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”), an installer of residential and light commercial countertops and cabinets, for total cash consideration of $10.7 million at closing and an additional $0.8 million of purchase price adjustments that were funded in June 2019.  The purchase agreement also provides for potential earn-out consideration to the former shareholders of Intown in connection with the achievement of certain 2019 and 2020 financial milestones. The final earn-out payment has no maximum limit, but if certain targets are not met, there may be no earn-out payment. The contingent earn-out consideration had a preliminary estimated purchase price fair value of $2.5 million as of March 31, 2019, that was subsequently adjusted to a determined fair value of $2.0 million at the date of acquisition.

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

From the date of acquisition to September 30, 2019, Intown generated revenue of $12.3 million and net income of $1.7 million, which are included in the Company’s Condensed consolidated statements of operations.

Pro Forma Results

The following unaudited pro forma information for the nine months ended September 30, 2019 and 2018 has been prepared to give effect to the acquisition of Intown as if the acquisition had occurred on January 1, 2018. The pro forma information takes into account the preliminary purchase price allocation. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Intown acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Nine Months Ended September 30,
	2019	2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$457,509	$371,945
Net income (loss)	$3,575	$(25)

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the nine months ended September 30, 2019 and 2018.
•

General and administrative expenses were based on actual results adjusted by $0.1 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $0.2 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

Bedrock and NSI Acquisitions

The Company made two acquisitions in the first quarter of 2018. On January 31, 2018, ASG acquired the assets of a slab and tile distributor, Elegant Home Design, LLC (“Bedrock”), for total consideration of $12.5 million. On March 19, 2018, ASG acquired the assets of NSI, LLC, a Maryland limited liability company (“NSI”), for approximately $0.3 million in cash. Pro forma revenue and net income for the nine months ended September 30, 2018 were not significant for NSI.

Pro Forma information for the nine months ended September 30, 2018 for Bedrock as follows has been prepared to give effect to the acquisition of Bedrock as if the acquisition had occurred on January 1, 2018. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Nine Months
2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$359,027
Net loss	$(622)

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the nine months ended September 30, 2018.
•

General and administrative expenses were based on actual results for the nine months ended September 30, 2018 for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted for the nine months ended September 30, 2018 for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

From the date of acquisition to September 30, 2018, Bedrock generated net revenue of $20.3 million and a net income of $1.2 million and for the nine months ended September 30, 2019, Bedrock generated net revenue of $23.3 million and a net income of $2.4 million. These amounts are included in the respective consolidated statements of operations.

Tuscany Acquisition

On August 22, 2018, ASG acquired the assets of The Tuscany Collection, LLC (“Tuscany”), a distributor of natural stone, quartz and tile in Las Vegas, Nevada, for approximately $4.2 million in cash. The Tuscany acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective estimated fair values as of the acquisition date. Pro forma revenue and net income for the nine months ended September 30, 2018 were not significant for Tuscany.

Summit Acquisition

On August 31, 2018, RDS acquired the assets of Summit Stoneworks, LLC (“Summit”), which is located in Austin, Texas, and is engaged in builder design services and the fabrication and installation of stone products for commercial and residential applications, for $16.3 million in cash. The agreement also provided for potential earn-out consideration of up to $3.5 million to the former shareholders of Summit for the achievement of certain 2018 and 2019 financial milestones. These milestones were not achieved and fair value of the earn-out was reduced to zero. The acquisition expanded the scale of the RDS segment into Austin and San Antonio, Texas markets. The Summit acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective estimated fair values as of the acquisition date.

Pro Forma Results

Pro Forma information for the nine months ended September 30, 2018 for Summit as follows has been prepared to give effect to the acquisition of Summit as if the acquisition had occurred on January 1, 2018. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Nine Months
2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$367,829
Net loss	$(947)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the nine months ended September 30, 2018.
•

General and administrative expenses were based on actual results for the nine months ended September 30, 2018 for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted for the nine months ended September 30, 2018 for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

From the date of the Summit acquisition to September 30, 2018, Summit generated revenue of $1.3 million and net income of $0.08 million and for the nine months ended September 30, 2019, Summit generated revenue of $12.2 million and net income of $2.1 million which are included in the Company’s consolidated statements of operations.

Note 5. Inventories

Inventories are valued at the lower of cost (using specific identification and first-in first-out methods) or net realizable value. The significant components of inventory were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials	$106,928	$103,193
Installations in process	7,605	5,077
	$114,533	$108,270

Note 6. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Vehicles	$10,874	$8,553
Machinery and equipment	8,633	4,513
Leasehold improvements	8,746	7,992
Furniture and fixtures	7,086	7,058
Computer equipment and internal-use software	9,068	4,194
Other	297	526
	44,704	32,836
Less: accumulated depreciation and amortization	(18,883)	(13,038)
Property and equipment, net	$25,821	$19,798

Depreciation and amortization expense of property and equipment totaled $2.1 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively. For three months ended September 30, 2019, $1.0 million and $1.1 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the three months ended September 30, 2018, $1.0 million and $0.7 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Depreciation and amortization expense of property and equipment totaled $6.1 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, $2.7 million and $3.4 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the nine months ended September 30, 2018, $2.7 million and $2.0 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively

Note 7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	ASG	RDS	Total Goodwill
December 31, 2018	$45,564	$49,029	$94,593
Intown acquisition	—	3,948	3,948
September 30, 2019	$45,564	$52,977	$98,541

Intangibles Assets

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of September 30, 2019:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$60,060	$120,240
Tradenames	7,740	18,090	25,830
Non-compete agreements	50	350	400
	$67,970	$78,500	$146,470

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(17,876)	$(28,053)	$(45,929)
Tradenames	(2,086)	(4,385)	(6,471)
Non-compete agreements	(18)	(120)	(138)
	$(19,980)	$(32,558)	$(52,538)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$42,304	$32,007	$74,311
Tradenames	5,654	13,705	19,359
Non-compete agreements	32	230	262
	$47,990	$45,942	$93,932

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

Amortization expense on intangible assets totaled $4.0 million and $12.6 million during the three and nine months ended September 30, 2019, respectively. Amortization expense on intangible assets totaled $3.4 million and $10.1 million during the three and nine months ended September 30, 2018, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2019 Remaining	$3,204
2020	12,734
2021	12,603
2022	12,402
2023	12,038
Thereafter	40,951
$93,932

Note 8. Lines of Credit

SIC Line of Credit

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018 (the “SIC Credit Facility”), with a commercial bank. The SIC Credit Facility is used by the Company, including both RDS and ASG, for operational purposes. Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provided for borrowings up to an aggregate of $90 million, which was increased to $100 million through amendment in August 2019.

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

As of September 30, 2019, $34.3 million was outstanding under the SIC Credit Facility. The Company also had $0.4 million of outstanding letters of credit under the SIC Credit Facility at September 30, 2019. The SIC Credit Facility is subject to certain financial covenants. At September 30, 2019, the Company was in compliance with the financial covenants contained in the SIC Credit Facility.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs will be amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0.02 million and $0.07 million for the three and nine months ended September 30, 2019. Non-cash interest expense related to these costs was $0.02 million for the three and nine months ended September 30, 2018. At September 30, 2019, SIC had $0.4 million of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying condensed consolidated balance sheets.

Note 9. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
RDS equipment and vehicle notes	$1,403	$956
ASG term loans	154,529	144,983
	155,932	145,939
Unamortized debt issuance costs	(1,746)	(2,129)
Total long-term debt	154,186	143,810
Current portion of long-term debt, net of financing fees	$1,228	$1,368
Long-term debt, net of current portion and financing fees	$152,958	$142,442

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through May 2024. As of September 30, 2019 and December 31, 2018, the outstanding balance on equipment and vehicle notes payable totaled $1.4 million and $1.0 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At September 30, 2019 and December 31, 2018, ASG had $0.4 million and $0.7 million outstanding under this term loan, respectively.

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries.  The Term Loan Facility was subsequently amended in December 2018 to increase the borrowing capacity to $174.2 million and in July 2019 to amend certain covenants.  On August 19, 2019, the Term Loan Facility was further amended, resulting in an adjusted borrowing rate.  Additionally, the amendment imposes a prepayment premium with respect to an optional prepayment of the term loans under the Financing Agreement occurring within fifteen months of the date of the amendment (other than prepayments in connection with a change of control) in an amount equal to 1.50% of any such principal amount prepaid.

Subsequent to the August 2019 amendment, borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 4.75% for a base rate loan, or (ii) the LIBOR rate plus 6.75% for a LIBOR loan in the event the Leverage Ratio is greater than 2.40 to 1:00.   In the event the leverage ratio is less than 2.40 to 1.00, the rates decrease to either (i) the base rate plus 4.25% for a base rate loan, or (ii) the LIBOR rate plus 6.25% for a LIBOR loan.   The base rate is the greater of the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and 3.5% per annum. The interest rate assessed as of September 30, 2019 was 8.87%. Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023). The Company borrowed an additional $11.5 million under the Term Loan Facility to fund the acquisition of Intown on March 1, 2019. As of September 30, 2019 and December 31, 2018, the Company had $154.1 million and $144.2 million outstanding, respectively, under the Term Loan Facility.

Substantially all of the Company’s assets, including accounts receivable and inventory, are collateral for the Term Loan Facility, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to these term loans. The Company was in compliance with all material financial and non-financial covenants under the Term Loan Facility as of September 30, 2019 and December 31, 2018.

The Company incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the unamortized debt issuance costs related to the term loans totaled $1.7 million and $2.1 million, respectively, and are shown as a direct deduction from the liability on the accompanying condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

Leases

The Company leases certain vehicles and equipment under leases classified as capital leases. The leased vehicles and equipment are included as property and equipment (“PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically three to four years. The total acquisition cost included in PP&E related to capital leases was $8.4 million and $2.7 million at September 30, 2019 and December 31, 2018, respectively. Total accumulated amortization related to the capital leases is $1.1 million and $0.5 million at September 30, 2019 and December 31, 2018, respectively, with amortization expense totaling $0.3 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.  Total amortization expense totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.   Included in the capital lease balances is approximately $2.2 million of assets that were sold and subsequently leased back in the three months ended September 30, 2019, related to certain ERP software and equipment.  The transaction did not qualify for sale-leaseback accounting and no sale was recognized.  Proceeds from the transaction were reported as a financing activity in the statement of cash flows for the nine months ended September 30, 2019.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2023. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Three of RDS’ facility leases are with a company owned by a Company stockholder and six other facilities are leased from current employees, contractors or former owners of acquired businesses.

RDS also leases certain office equipment under long-term lease agreements expiring at various dates through September 2022.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through October 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. ASG has a facility lease with a current Company employee.

SIC leases its corporate facilities under a long-term non-cancelable operating lease through October 2022.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at September 30, 2019 and December 31, 2018 was $2.2 million and $1.9 million, respectively. Aggregate rent expense for the three and nine months ended September 30, 2019 totaled $4.9 million and $14.3 million, respectively.  Aggregate rent expense for the three and nine months ended September 30, 2018 totaled $3.6 million and $9.6 million, respectively

Exclusive Distributor Rights

A main supplier of ASG’s Pental business has agreed to allow Pental exclusive distribution rights in 23 states in the United States. To maintain these rights, Pental must meet certain minimum purchase requirements. Purchase volumes through December 31, 2020 must be a minimum purchase of 90 containers per month.

Using an estimated price per container based on the average price per container in 2018, the future minimum purchases to maintain the exclusive rights as of September 30, 2019 are as follows:

(in thousands)
2019	$9,045
2020	36,180
$45,225

If Pental falls short of these minimum requirements in any given calendar year, Pental has agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to Pental if such commitments are not met; however, the supplier reserves the right to remove exclusive distribution rights privileges.

Purchase Commitments

The Company also has contractually committed itself to certain minimum purchase commitments with certain suppliers. RDS has committed to purchase $2.0 million in products annually for each of the calendar years 2019, 2020, and 2021 with a certain supplier.   For the nine months ended September 30, 2019, more than the minimum of $2.0 million has been purchased from this supplier. Financial penalties for not achieving the minimum purchase commitment amount are equal to 15% of the shortfall amount.

Note 11. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares.  As of September 30, 2019, there were approximately 1,813,058 shares of the Company’s common stock subject to outstanding awards and approximately 475,019 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan.  At December 31, 2018, there were approximately 1,667,446 shares of common stock available for grant under the 2017 Plan.

On March 26, 2019, the board of directors adopted the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which was approved at the 2019 Annual Meeting of Stockholders on May 15, 2019.  The 2019 Incentive Plan serves as the successor to the 2017 Plan; however, shares will continue to be available for award grants under the 2017 plan following the effectiveness of the 2019 plan.  The maximum aggregate number of shares issuable under the 2019 plan is 1,700,000.  No awards had been issued under the 2019 Incentive Plan as of September 30, 2019.

Stock Options

The Company has not had any stock option activity under the 2017 Plan or 2019 Incentive Plan.

Restricted Stock

Restricted stock awards and restricted stock unit awards are grants of shares of the Company’s common stock or rights to receive shares of the Company’s common stock that are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares prior to vesting, subject to such awards’ forfeiture provisions, unless the board of directors provides otherwise. Recipients of restricted stock unit awards generally will not have voting and dividend rights unless and until shares of common stock are issued with respect to such awards. Shares of restricted stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

For the nine months ended September 30, 2019, 241,957 restricted stock units were granted to certain directors, executives, and key employees, and such awards are subject to vesting over a period ranging from one to three years, and certain other conditions, including continuous service to the Company, following the date of the restricted stock unit agreement. The shares vest ratably on an annual basis. Additionally, restricted stock units were granted to certain executives and include both a service and a performance condition. The performance condition is achievement of a 2021 earnings target and the level of achievement of the earnings target determines the number of shares that will be issued.  The number of shares to be issued at achievement of 100% of the earnings target is 573,824, and up to 1,147,648 shares will be issued upon achievement of 200% of the earnings target.  The 200% target share amount of 1,147,648 is included as granted in the table below of nonvested shares outstanding.

The Company estimated the fair value of these shares on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the restricted stock units during the nine months ended September 30, 2019 was determined using the closing share price on the date of grant.

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2019 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2019	825,976	$11.84
Granted	1,389,605	$13.00
Forfeited	197,178	$12.00
Vested	205,345	$12.09
Nonvested shares at September 30, 2019	1,813,058	$12.69

As of September 30, 2019, total remaining stock-based compensation expense for nonvested restricted stock is $12.4 million, which is expected to be recognized over a weighted average remaining period of 2.3 years.

Total stock-based compensation expense recognized for restricted stock for the three and nine months ended September 30, 2019 was $1.5 million and $3.5 million, respectively. Total stock-based compensation expense recognized for restricted stock for the three and nine months ended September 30, 2018 was $0.9 million and $2.6 million, respectively.

In addition to the 1,813,058 nonvested shares outstanding, an agreement was entered into with certain executives to receive some or all of awarded 2019 annual compensation bonuses in equity shares instead of cash.  These bonuses are estimated to be settled in the first quarter of 2020 and will be settled at fixed amounts using the stock price on or around the date of settlement.  The estimated number of shares to be awarded to executives upon settlement in 2020 is approximately 107,197 shares, using the estimated annual compensation cost and closing stock price at September 30, 2019.  The compensation expense associated with these awards is $1.0 million for the nine months ended September 30, 2019.  The related liability associated with these bonuses is recorded in accrued expenses and other current liabilities as of September 30, 2019.

Phantom Stock

Phantom stock awards are grants of phantom stock with respect to shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. Remaining shares of phantom stock outstanding at September 30, 2019 are for members of the board of directors and are subject to vesting over a period of three years. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability. The fair value as of September 30, 2019 for the phantom stock awards was estimated using the closing price of the Class A Common Stock on September 30, 2019.

The Company recorded phantom stock based compensation expense of less than $0.01 million during the three and nine months ended September 30, 2019. The Company recorded phantom stock based compensation expense of $0.3 million and $2.3 million during the three and nine months ended September 30, 2018, respectively.

A summary of the Company’s phantom stock activity for the period ended September 30, 2019 is as follows:

Shares of Phantom Restricted Outstanding
Nonvested shares at January 1, 2019	2,777
Granted	—
Forfeited	1,389
Vested	—
Nonvested shares at September 30, 2019	1,388

As of September 30, 2019, total remaining stock-based compensation expense for phantom stock is $0.01 million, which is expected to be recognized over a weighted average remaining period of 1.3 years.

Note 12. Provision for Income Taxes

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

Total tax expense was $2.1 million for the nine months ended September 30, 2019 compared to a tax benefit of $0.6 million for the nine months ended September 30, 2018.  For the nine months ended September 30, 2019, the effective tax rate of 35.42% decreased compared to the effective tax rate of 47.46% for the nine months ended September 30, 2018, due to a reduction in permanent tax differences and the change in pre-tax earnings for the respective periods.

Note 13. Related Party Transactions

Facility Rent

RDS leases three of its facilities from a trust affiliated with a Company stockholder. Additionally, as a result of recent acquisitions, RDS also leases six of its facilities from current employees, contractors or former owners of acquired businesses. Rent expense under all of these leases totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2019, respectively. Rent expense under related party RDS leases was $0.3 million and $0.7 million during the three and nine months ended September 30, 2018, respectively. No amounts were unpaid under these leases at September 30, 2019 and December 31, 2018. See Note 10.

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee and former owner of NSI. Rent expense under this lease was $0.04 million and $0.1 million for the three and nine months ended September 30, 2019, respectively. Rent expense under this lease was $0.04 million and $0.08 million for the three and nine months ended September 30, 2018, respectively. No amounts were unpaid under this lease at September 30, 2019 and December 31, 2018. See Note 10.

ASG leases office space in New Jersey that was owned by a former employee (who is no longer employed by the Company in 2019). Rent expense under this lease was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. No related party rent expense was incurred in 2019. No amounts were unpaid under this lease at September 30, 2019 and December 31, 2018. See Note 10.

Subcontractors and Supplier

Two RDS employees have family members that have an ownership interest in flooring subcontracting companies that have business relationships with RDS. During the three and nine months ended September 30, 2019, these companies performed a total of

$0.4 million and $0.8 million in subcontract work for RDS, respectively. During the three and nine months ended September 30, 2018, these companies performed a total of $0.4 million and $1.3 million in subcontract work for RDS, respectively. Amounts due and recorded as accounts payable at September 30, 2019 and December 31, 2018 were $0.02 million and $0.01 million, respectively.

Design services were also provided to RDS by designers affiliated with current Greencraft employees. During the three and nine months ended September 30, 2019, expenses incurred with this design company were $0.03 million and $0.08 million, respectively. No amounts were unpaid at September 30, 2019 and December 31, 2018.

Other Related Party Transactions

A consulting firm affiliated with an officer of the Company has performed various consulting services for the Company related to human resources, accounting, and project management. During the three and nine months ended September 30, 2019, the Company incurred $0.1 million and $0.2 million of costs, respectively, with this consulting firm. During the three and nine months ended September 30, 2018, the Company incurred $0.04 million and $0.2 million of costs, respectively, with this consulting firm. Amounts due and recorded as accounts payable at September 30, 2019 and December 31, 2018 were $0.02 million and $0.01 million, respectively.

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

Inter-segment eliminations result, primarily, from the sale of ASG inventory to the RDS segment, including the related profit margin, as well as some intercompany borrowings recorded in the form of intercompany payables and receivables.  The unallocated corporate loss includes all equity related compensation expense.

The Company evaluates performance of the respective segments based upon revenues and operating income. Information for the periods presented is provided below:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net sales:
RDS	$269,740	$193,589
ASG	187,068	164,525
Elimination of intercompany sales	(2,151)	(1,313)
Consolidated Total	$454,657	$356,801

Operating income:
RDS	$12,806	$10,685
ASG	17,497	11,032
Elimination of intercompany operating income	65	22
Unallocated corporate operating loss	(14,143)	(13,174)
Consolidated Total	$16,225	$8,565

Capital expenditures:
RDS	$5,902	$1,291
ASG	1,343	5,762
Unallocated corporate capital expenditures	28	38
Consolidated Total	$7,273	$7,091

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Goodwill:
RDS	$52,977	$49,029
ASG	45,564	45,564
Consolidated Total	$98,541	$94,593

Other intangible assets, net:
RDS	$45,942	$47,479
ASG	47,990	53,236
Consolidated Total	$93,932	$100,715

Total assets:
RDS	$187,132	$170,724
ASG	226,037	230,505
Elimination of intercompany receivables and inventory	(552)	(1,016)
Unallocated corporate assets	18,554	15,801
Consolidated Total	$431,171	$416,014

Note 15. Subsequent Events

Events occurring after September 30, 2019 have been evaluated for possible adjustment to the condensed consolidated financial statements or disclosure as of November 5, 2019, which is the date the condensed consolidated financial statements were available to be issued.  No significant matters were identified requiring adjustments to or disclosure in these financial statements.

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

Operating Expenses. Operating expenses include overhead costs such as general management, project management, purchasing, sales, customer service, accounting, human resources, depreciation and amortization, information technology, public company costs and all other forms of wage and salary cost associated with operating our businesses, and the taxes and benefits associated with those costs. We also include other general-purpose expenses, including, but not limited to, office supplies, office rents, insurance, and non-cash stock compensation costs. Professional services expenses, including audit and legal and certain consulting, and transaction costs are also included in operating expenses.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Revenue. For the three months ended September 30, 2019, net revenue increased $31.8 million, or 25.0%, to $159.4 million, from $127.6 million for the three months ended September 30, 2018. Net revenue for the three months ended September 30, 2019 and 2018 is adjusted for the elimination of intercompany sales of $0.7 million and $0.6 million, respectively.

In our RDS segment, net revenue increased by $28.8 million, or 42.2%, to $96.9 million for the three months ended September 30, 2019, from $68.2 million for the three months ended September 30, 2018. The increase was due primarily to the acquisitions of Summit, TAC, and Intown, which accounted for $28.5 million of the RDS growth. Revenue from organic sales was essentially flat period over period as we continue to face softening in the Southern California housing market, which is our largest market.

In our ASG segment, net revenue increased by $3.3 million, or 5.4%, to $63.2 million for the three months ended September 30, 2019, from $60.0 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, the acquisition of Tuscany accounted for $0.7 million of the ASG growth, with the remainder of the increase of $2.6 million in our ASG segment attributable to increased revenue from organic growth.

Cost of Revenue. For the three months ended September 30, 2019, cost of revenue increased $26.0 million, or 28.8%, to $117.1 million, from $91.1 million for the three months ended September 30, 2018. Cost of revenue for the three months ended September 30, 2019 and 2018 is adjusted for the elimination of intercompany sales of $0.7 million and $0.5 million, respectively.

In our RDS segment, cost of revenue increased by $21.9 million, or 45.0%, to $71.1 million for the three months ended September 30, 2019, from $49.2 million for the three months ended September 30, 2018. The acquisitions of Summit, TAC and Intown were primarily responsible for this increase, contributing $20.5 million. In addition to acquisitions, $1.4 million in additional costs were incurred due to changes in product mix in the organic business that have higher costs.

In our ASG segment, cost of revenue increased by $4.3 million, or 10.1%, to $46.7 million for the three months ended September 30, 2019, from $42.4 million for the three months ended September 30, 2018. This was primarily due to the increase of costs associated with organic growth and higher freight and labor costs predominantly due to supply chain changes, and higher lease expense. The acquisition of Tuscany also contributed $0.6 million of the increase.

Gross Profit and Margin. For the three months ended September 30, 2019, gross profit increased $5.9 million, or 16.1%, to $42.3 million, from $36.5 million for the three months ended September 30, 2018. The increase in gross profit was primarily due to higher net sales from acquisitions. For the three months ended September 30, 2019, gross margin decreased 2.0% to 26.6% from 28.6% for the three months ended September 30, 2018. This decrease in gross margin was primarily due to an unfavorable shift in product mix and increased costs.

In our RDS segment, gross margin decreased 1.1% to 26.7% for the three months ended September 30, 2019, from 27.8% for the three months ended September 30, 2018. This was primarily due to an unfavorable product mix resulting from entry- to mid-level homebuilding comprising a larger share of project activity in our markets.

In our ASG segment, gross margin decreased 3.1% to 26.1% for the three months ended September 30, 2019, from 29.2% for the three months ended September 30, 2018. This decrease was primarily a result of higher freight and labor costs predominantly due to changes to the supply chain, and increased lease expense.

Operating Expense. For the three months ended September 30, 2019, operating expenses increased by $3.7 million, or 11.3%, to $36.1 million, from $32.5 million for the three months ended September 30, 2018. The increase in operating expenses was primarily due to selling, general, and administrative expenses from acquired businesses.

In our RDS segment, operating expenses increased by $5.6 million to $20.5 million for the three months ended September 30, 2019, from $15.0 million for the three months ended September 30, 2018. This increase was primarily related to the Summit, TAC, and Intown acquisitions.

In our ASG segment, operating expenses decreased by $1.8 million to $10.8 million for the three months ended September 30, 2019, from $12.6 million for the three months ended September 30, 2018. The three months ended September 30, 2018 included non-recurring costs for new locations and acquisitions related to Tuscany.

SIC corporate costs decreased by $0.1 million to $4.8 million for the three months ended September 30, 2019, from $4.9 million for the three months ended September 30, 2018.

Depreciation and Amortization. For the three months ended September 30, 2019, depreciation and amortization expenses increased by $0.9 million, or 18.4%, to $6.0 million, from $5.1 million for the three months ended September 30, 2018.

In our RDS segment, depreciation and amortization expenses increased by $0.8 million, or 34.4%, to $3.3 million for the three months ended September 30, 2019, which was primarily due to the depreciation and amortization associated with the assets acquired in the Summit, TAC, and Intown acquisitions.

In our ASG segment, depreciation and amortization expenses increased by $0.1 million, or 3.1%, to $2.8 million for the three months ended September 30, 2019, which was primarily due to amortization associated with the Tuscany acquisition.

Interest Expense. For the three months ended September 30, 2019, interest expense increased by $1.5 million, or 50.7%, to $4.3 million, from $2.9 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, our interest expense increased primarily due to the borrowings associated with funding the TAC and Intown acquisitions since September 30, 2018.

Income Taxes. For the three months ended September 30, 2019, we recognized income tax expense of $1.4 million, an increase of $1.5 million from income tax benefit of $0.04 million for the three months ended September 30, 2018. This increase is related to our increased profitability during the three months ended September 30, 2019, as well as an increase in state taxes.

Net (Loss) Income. For the three months ended September 30, 2019, net income increased by $1.7 million to $2.5 million, from $0.8 million of income for the three months ended September 30, 2018.

Adjusted EBITDA. For the three months ended September 30, 2019, Adjusted EBITDA increased to $17.0 million, from $15.1 million for the three months ended September 30, 2018, primarily as a result of the factors discussed above.

	For the Three Months Ended September 30,
(in thousands)	2019	2018
Consolidated net income (loss)	$2,458	$753
Income tax expense (benefit)	1,417	(42)
Interest expense	4,342	2,881
Depreciation and amortization	6,048	5,108
EBITDA	14,265	8,700
Stock-based compensation	2,516	1,254
Purchase accounting fair value adjustments	(1,986)	404
Acquisition and integration related costs	14	1,031
Employee related reorganization costs	279	380
Other non-recurring costs	962	1,933
IPO and public readiness costs	-	1,368
Strategic alternatives costs	958	—
Adjusted EBITDA	$17,008	$15,070

Adjusted EBITDA Margin. Adjusted EBITDA margin decreased from 11.8% for the three months ended September 30, 2018 to 10.7% for the three months ended September 30, 2019.

Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018

Net Revenue. For the nine months ended September 30, 2019, net revenue increased $97.9 million, or 27.4%, to $454.7 million, from $356.8 million for the nine months ended September 30, 2018. Net revenue for the nine months ended September 30, 2019 and 2018 is adjusted for the elimination of intercompany sales of $2.2 million and $1.3 million, respectively.

In our RDS segment, net revenue increased by $76.2 million, or 39.3%, to $269.7 million for the nine months ended September 30, 2019, from $193.6 million for the nine months ended September 30, 2018. The increase was due to the acquisition of Summit, TAC, and Intown, which accounted for $80.3 million of the growth in RDS revenues. During the period, revenues from organic sales decreased $4.1 million as we continue to face softening in the Southern California housing market, which is our largest market.

In our ASG segment, net revenue increased by $22.5 million, or 13.7%, to $187.1 million for the nine months ended September 30, 2019, from $164.5 million for the nine months ended September 30, 2018. The increase was due to the acquisition of Bedrock, NSI, and Tuscany, which collectively accounted for $7.9 million of ASG growth, with the remainder of the growth of $14.6 million in our ASG segment attributable to increased revenue from organic volume and price/mix.

Cost of Revenue. For the nine months ended September 30, 2019, cost of revenue increased $71.4 million, or 27.7%, to $329.4 million, from $258.0 million for the nine months ended September 30, 2018. Cost of revenue for the nine months ended September 30, 2019 and 2018 is adjusted for the elimination of intercompany sales of $2.2 million and $1.3 million, respectively.

In our RDS segment, cost of revenue increased by $55.0 million, or 39.2%, to $195.4 million for the nine months ended September 30, 2019, from $140.4 million for the nine months ended September 30, 2018. The acquisitions of Summit, TAC and Intown were primarily responsible for this increase, contributing $57.0 million. This increase was partially offset by a decrease in cost of revenues as a result of lower revenue in the Southern California market.

In our ASG segment, cost of revenue increased by $17.3 million, or 14.5%, to $136.2 million for the nine months ended September 30, 2019, from $118.9 million for the nine months ended September 30, 2018. This was partially due to the acquisition of Bedrock, NSI, and Tuscany, which contributed $5.8 million of the increase, with the remaining increase due to costs associated with organic growth.

Gross Profit and Margin. For the nine months ended September 30, 2019, gross profit increased $26.4 million, or 26.7%, to $125.2 million, from $98.8 million for the nine months ended September 30, 2018. The increase in gross profit was due to higher net sales. For the nine months ended September 30, 2019, gross margin decreased 0.2% to 27.5%, from 27.7% for the nine months ended September 30, 2018.

In our RDS segment, gross margin increased by 0.1% to 27.6% for the nine months ended September 30, 2019, from 27.5% for the nine months ended September 30, 2018. This was as a result of favorable contribution from acquisitions offset by an unfavorable product mix primarily due to entry- to mid-level homebuilding comprising a larger share of project activity in our markets.

In our ASG segment, gross margin decreased by 0.5% to 27.2% for the nine months ended September 30, 2019, from 27.7% for the nine months ended September 30, 2018. This decrease was primarily the result of higher freight and labor costs predominantly due to changes to the supply chain partially offset by an increase from our recently acquired businesses.

Operating Expense. For the nine months ended September 30, 2019, operating expenses increased by $18.8 million, or 20.8%, to $109.0 million from $90.3 million for the nine months ended September 30, 2018. The increase in operating expenses was primarily due to additional expenses incurred in our recently acquired businesses, including higher depreciation and amortization expenses, and additional SIC corporate costs.

In our RDS segment, operating expenses increased by $19.0 million to $61.5 million for the nine months ended September 30, 2019, from $42.5 million for the nine months ended September 30, 2018. This increase was primarily related to the acquisitions of Summit, TAC, and Intown acquisitions.

In our ASG segment, operating expenses decreased by $1.2 million to $33.4 million for the nine months ended September 30, 2019, from $34.6 million for the nine months ended September 30, 2018. This decrease was due to one-time non-recurring expenses related to the Bedrock and Tuscany acquisitions, and expenses related to the opening of new locations incurred during the nine months ended September 30, 2018.

The remaining $1.0 million of the increase in operating expenses was related to overhead costs incurred at the corporate level.

Depreciation and Amortization. For the nine months ended September 30, 2019, depreciation and amortization expenses increased by $4.0 million, or 26.7%, to $18.7 million, from $14.8 million for the nine months ended September 30, 2018.

In our RDS segment, depreciation and amortization expenses increased by $3.4 million, or 48.7%, to $10.3 million for the nine months ended September 30, 2019, which was primarily due to the depreciation and amortization associated with the acquisitions of Summit, TAC and Intown.

In our ASG segment, depreciation and amortization expenses increased by $0.5 million, or 6.5%, to $8.4 million for the nine months ended September 30, 2019, which was primarily due to amortization expenses associated with our Tuscany acquisition.

Interest Expense. For the nine months ended September 30, 2019, interest expense increased by $5.0 million, or 61.1%, to $13.2 million, from $8.2 million for the nine months ended September 30, 2018. Interest expense increased primarily due to the borrowings associated with funding the TAC and Intown acquisitions since September 30, 2018.

Income Taxes. For the nine months ended September 30, 2019, we recognized income tax expense of $2.1 million, an increase of $2.6 million from income tax benefit of $0.6 million for the nine months ended September 30, 2018. This increase is related to our profitability during the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the effective tax rate of 35.42% decreased compared to the effective tax rate of 47.46% for the nine months ended September 30, 2018, due to a reduction in permanent tax differences and the change in pre-tax earnings for the respective periods.

Net (Loss) Income. For the nine months ended September 30, 2019, net income increased by $4.4 million to $3.7 million, from $0.6 million net loss for the nine months ended September 30, 2018.

Adjusted EBITDA. For the nine months ended September 30, 2019, Adjusted EBITDA increased to $46.1 million, from $39.6 million for the nine months ended September 30, 2018, primarily as a result of the factors discussed above.

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Consolidated net income (loss)	$3,747	$(642)
Income tax expense (benefit)	2,055	(580)
Interest expense	13,151	8,203
Depreciation and amortization	18,729	14,777
EBITDA	37,682	21,758
Stock-based compensation	4,504	4,935
Purchase accounting fair value adjustments	(2,549)	1,573
Acquisition and integration related costs	2,219	3,094
Employee related reorganization costs	965	873
Other non-recurring costs	1,469	3,429
IPO and public readiness costs	—	3,903
Strategic alternatives costs	1,847	—
Adjusted EBITDA	$46,137	$39,565

Adjusted EBITDA Margin. For the nine months ended September 30, 2019, Adjusted EBITDA margin decreased slightly to 10.1% from 11.1% for the nine months ended September 30, 2018.

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

EBITDA is defined as consolidated net income before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as consolidated net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense, (iv) stock compensation expense, and (v) adjustments for costs that are deemed to be transitional in nature or not related to our core operations, such as severance and employee related reorganization costs, purchase accounting fair value adjustments, facility closure costs, and professional, financing and legal fees related to business acquisitions, or similar transitional costs and expenses related to business investments, greenfield investments, and integrating acquired businesses into our Company. Adjusted EBITDA margin is calculated as a percentage of our net revenue. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures used by us as supplemental measures in evaluating our operating performance.

Liquidity and Capital Resources

Working capital is the largest element of our capital needs, as inventory and receivables are our most significant investments. We also require funding for acquisitions, to cover ongoing operating expenses, and to meet required obligations related to financing, such as lease payments and principal and interest payments.

Our capital resources primarily consist of cash from operations and borrowings under our long-term revolving credit facility, capital leases, and operating leases. As our revenue and profitability have improved during the recovery of the housing market, we have used increased borrowing capacity under our revolving credit facility to fund working capital needs. We have utilized capital leases and secured equipment loans to finance our vehicles and equipment needed for both replacement and expansion purposes.

As of September 30, 2019, we had $8.6 million of cash and cash equivalents and $65.3 million of available borrowing capacity under our revolving credit facility. Based on our track record of profitability, positive cash flow, and ability to effectively manage working capital needs, we believe that we have sufficient funding in place to finance our operations and immediate growth plans.

Financing Sources; Debt

SIC Credit Facility

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018 (which we refer to as the “SIC Credit Facility”), with Bank of America, N.A. The SIC Credit Facility is used by the Company, including both RDS and ASG, for operational purposes. Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings of up to an aggregate of $100 million (after it was increased by $10 million through amendment in August 2019).

All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to acceleration upon certain conditions.

The SIC Credit Facility is subject to certain financial covenants. At September 30, 2019 and December 31, 2018, the Company was in compliance with all material financial covenants.

As of September 30, 2019, $34.3 million of indebtedness was outstanding under the SIC Credit Facility. The Company also had $0.4 million of outstanding letters of credit under the SIC Credit Facility at September 30, 2019.

Term Loan Facility

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (which we refer to as the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries. The Term Loan Facility was subsequently amended in December 2018 to increase the borrowing capacity to $174.2 million and in July 2019 to amend certain covenants. On August 19, 2019, the Term Loan Facility was further amended, resulting in an adjusted borrowing rate.  Additionally, the amendment imposes a prepayment premium with respect to an optional prepayment of the term loans under the Financing Agreement occurring within fifteen months of the date of the amendment (other than prepayments in connection with a change of control) in an amount equal to 1.50% of any such principal amount prepaid.

All term loans under the Term Loan Facility are due and payable in full on February 28, 2023, subject to acceleration upon certain conditions.

The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all material financial and nonfinancial covenants as of September 30, 2019 and December 31, 2018.

As of September 30, 2019, approximately $154.1 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. As of September 30, 2019, approximately $8.3 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent over 75% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $115.0 million at September 30, 2019, compared to $100.2 million at December 31, 2018, for a net increase of $14.8 million, due to shifts in receivables, inventory, accounts payable and accrued liabilities, due in part to timing and the acquisition of Intown.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $20.3 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively. Net income was $3.7 million for the nine months ended September 30, 2019, and net loss was $0.6 million for the nine months ended September 30, 2018.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $20.8 million for the nine months ended September 30, 2019, and $20.6 million for the nine months ended September 30, 2018.

Changes in operating assets and liabilities resulted in net cash used of $4.3 million for the nine months ended September 30, 2019. Changes in operating assets and liabilities resulted in net cash used of $17.2 million for the nine months ended September 30, 2018.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2019, cash flow used in investing activities was $22.8 million, with $1.0 million for the indemnity payment related to the Bedrock acquisition, $11.5 million for the acquisition of Intown, and $3.0 million for the escrow payment related to the Greencraft acquisition. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $7.3 million.

For the nine months ended September 30, 2018, cash flow used in investing activities was $39.3 million, with $0.3 million for the acquisition of NSI, $11.5 million for the acquisition of Bedrock, $4.2 million for the acquisition of Tuscany, and $16.3 million for the acquisition of Summit. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $7.1 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $1.8 million and $37.9 million for the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019, we borrowed an additional $11.5 million in term debt and $2.1 million in an ERP financing transaction, and made principal payments of $1.6 million, for a net increase in term debt of $12.0 million. As of September 30, 2019, aggregate net payments on the SIC Credit Facility were $2.8 million and payments on notes payable were $1.4 million. We also classified $5.8 million of the total $8.0 million Greencraft earnout payment as a financing activity, as this was the fair value of the contingent liability accrued at purchase.

For the nine months ended September 30, 2018, we borrowed an additional $14.3 million in term debt with debt issuance costs of $0.5 million, and made principal payments of $0.8 million, for a net increase in term debt, net of issuance costs, of $13.0 million. Aggregate net borrowings on the SIC Credit Facility were $25.4 million and payments on notes payable were $1.0 million during the nine months ended September 30, 2018. Proceeds from employee stock purchases were $0.5 million during the nine months ended September 30, 2018.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2019. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Remaining in 2019	1 to 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation(1)	$155,932	470	$3,173	$152,187	$102
Capital Lease Obligations(2)	6,855	576	4,371	1,554	354
Operating Lease Obligations(3)	55,599	3,816	27,802	17,810	6,171
Purchase Obligations(4)	49,225	9,045	40,180	—	—
Total	$267,611	$13,907	$75,526	$171,551	$6,627

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

(4)

These amounts take into account a contract with a supplier of engineered stone on an exclusive basis in certain states within the United States. As part of the terms of the exclusive right to distribute the products provided under the contract, we are obligated to take delivery of a certain minimum amount of product from this supplier. If we fall short of these minimum purchase requirements in any given calendar year, we have agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to us if such commitments are not met; however, in such a case, the supplier has reserved the right, under the contract, to withdraw the exclusive distribution rights granted to us. The amount of the payment is estimated by multiplying the minimum quantity required under the contract by the average price paid in 2018. This amounts to approximately $9.0 million remaining in 2019 and $36.2 million in 2020.

In addition to the contractual obligations set forth above, as of September 30, 2019, we had an aggregate of approximately $34.3 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2019, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the nine months ended September 30, 2019 from the critical accounting policies and estimates as previously disclosed in our financial statements included in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 15, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements is calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future. In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness. At September 30, 2019, we had outstanding variable rate borrowings of approximately $188.4 million. Assuming the current level of borrowing under the variable rate debt facility, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by $1.9 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2018 and 2017 or during the nine months ended September 30, 2019. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, during the nine months ended September 30, 2019, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 15, 2019.

Changes in legislation and government policy may have a material adverse effect on our businesses in the future.

Ongoing trade activity, including actions before the U.S. Department of Commerce (which we refer to as the “DOC”) and the U.S. International Trade Commission (which we refer to as the “ITC”) continue to present risk to the operations of the Company.  In addition, geopolitical events between the United States and other countries, including India, Turkey, Spain, the European Union, and China could result in additional tariffs, duties, or actions impacting the operations of Company.

For example, on May 8, 2019, Cambria Company LLC 2019 filed a petition seeking imposition of antidumping and countervailing duties against quartz surface products imported from India and Turkey. The DOC announced preliminary determinations provisionally subjecting U.S. importers to countervailing duties on quartz surface products from India and Turkey pending a final decision by the ITC.  In addition, the Department of Commerce is scheduled to announce its preliminary determinations with respect to antidumping duties on quartz surface products from India and Turkey on December 4, 2019.

One of the Company’s subsidiaries, Architectural Granite & Marble, LLC, imports quartz surface products.  Such events could give rise to tariffs, duties, and/or interruptions to the Company’s supply chain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2019 — July 31, 2019	5,154	$11.10	—	—
August 1, 2019 — August 31, 2019	—	—	—	—
September 1, 2019 — September 30, 2019	12,981	13.09	—	—
Total	18,135	$12.52	—	—

(1)

Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 60,446 shares of restricted stock awarded under our 2017 Plan.

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

10.1

Seventh Amendment to Financing Agreement, dated as of August 19, 2019, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 21, 2019).

10.2

Third Amendment to Amended and Restated Loan, Security and Guaranty Agreement, dated as of August 19, 2019, by and among Select Interior Concepts, Inc. and each of its subsidiaries, as obligors, and Bank of America, N.A., as lender. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 21, 2019).

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

Select Interior Concepts, Inc.

Date: November 5, 2019	By:	/s/ Tyrone Johnson
Tyrone Johnson
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Financial Officer (Principal Financial Officer)