Form 10-K
period 2019-12-31
Select Interior Concepts, Inc.
filed 2020-03-12
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2019, was $285.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2020 was 25,181,857.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders (to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report) are incorporated by reference into Part III of this Annual Report on Form 10-K, as indicated herein.

i

Special Note Regarding Forward-Looking Statements and Information

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (which we refer to as this “Annual Report”) contains forward-looking statements and cautionary statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Some of the forward-looking statements can be identified by the use of terms such as “may,” “intend,” “might,” “plan,” “can,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” “goal,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. These forward-looking statements are subject to risks, contingencies, and uncertainties that are beyond our control. Further, new factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

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

Through our Residential Design Services (which we refer to as “RDS”) operating segment, we serve national and regional homebuilders by providing an integrated, outsourced solution for the design, consultation, sourcing, distribution and installation needs of their homebuyer customers. Through our 18 design centers, our designers work closely with homebuyers in the selection of a broad array of interior products and finishes, including flooring, cabinets, countertops, wall tile, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior products to provide a streamlined experience for the homebuyer. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital.

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

Our History

The SIC platform originated in September 2014, when affiliates of Trive Capital Management LLC (which we refer to as “Trive Capital”) acquired RDS, which in turn acquired the assets of PT Tile Holdings, LP (which we refer to as “Pinnacle”) in February 2015, and 100% of the equity interests in Greencraft Holdings, LLC (which we refer to as “Greencraft”) in December 2017. RDS then acquired the assets of Summit Stoneworks, LLC (which we refer to as “Summit”) in August 2018, 100% of the equity interests in T.A.C. Ceramic Tile Co. (which we refer to as “TAC”) in December 2018, and acquired the assets of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019.

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

RDS’ collection of design options enables homebuyers to customize their homes with high quality interior finishes and provides homebuilders with a single partner to handle the majority of the interior design elements in a new home. RDS offers numerous interior surface categories which includes flooring, cabinets, countertops and wall tile.

Architectural Surfaces Group

Our ASG segment imports and distributes natural and engineered stone slabs, as well as tile, through 23 strategically positioned showrooms and warehouse locations across the United States. Our stone slabs include marble, granite, porcelain and quartz, for use as kitchen and bathroom countertops, and our tiles consist of ceramic and porcelain for flooring, backsplash, and wall tile applications. We provide our services throughout markets in the Northeast, Southeast, Southwest, Midwest, Mountain West, and West Coast regions of the United States and offer a targeted merchandising strategy, including displaying our products in customer-oriented showrooms that cater to professional interior designers and architects as well as homeowners. Our product lines are tailored to the specific geographic regions that we serve.

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

Suppliers

We purchase materials from both domestic and foreign suppliers.  We have relationships with qualified suppliers who allow us to access products in a timely and efficient manner and have not historically experienced significant disruption in supply of the products we purchase. In some instances, we have agreements with our suppliers, but these agreements are generally terminable by either party without notice or on limited notice. Many of our suppliers also offer us favorable terms based on the volume of our purchases.

Backlog

Backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all. We estimate backlog was $574.3 million as of December 31, 2019 and $409.1 million as of December 31, 2018.

Customer Concentration

For the years ended December 31, 2018, and 2017, the Company recognized revenue from one customer which accounted for 11.4% and 12.6% of total revenue, respectively.  There was no customer that accounted for over 10% of total revenue for the year ended December 31, 2019.  There were no customers that accounted for 10% or more of total accounts receivable, as of December 31, 2019 and 2018.

Cyclicality and Seasonality

Our businesses are both cyclical and seasonal based on the homebuilding industry in the markets we serve. Because of the timing of installation of our major product lines, which are mainly installed near the end of the construction process, as well as overall housing seasonality for our RDS segment, our sales activity for the RDS segment is normally weighted toward the second half of the calendar year.

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

After the dramatic recession that ran from 2007 to 2009, there have been ten straight years of relatively steady growth. While we believe that the underlying fundamentals of demand for new housing units and residential investment are indicative of continued growth into the future, there can be no assurance that macroeconomic or other factors will not change unexpectedly and cause a downturn in housing construction.

Employees

As of December 31, 2019, we employed a total of approximately 1,850 employees. None of these employees is a party to a collective bargaining agreement.

Executive Officers

See Item 10. Directors, Executive Officers of the Registrant, and Corporate Governance.

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

The building products supply and services industry in the United States is highly dependent on new home construction and the R&R market, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, wage rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our businesses.

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

A significant portion of our, and in particular RDS’s, business is in the state of California. A slowdown in the economy or a decline in homebuilding activity in California, or the occurrence of a natural disaster, could have a disproportionately negative effect on our business, financial condition, operating results, and cash flows.

A significant portion of RDS’s business is in the state of California. In 2019 and 2018, we derived approximately 39% and 51%, respectively, of our consolidated net revenue, and RDS derived approximately 52% and 78%, respectively, of its net revenue, from customers in California. We expect that a significant portion of our and RDS’s revenue will continue to depend on sales within the State of California for the foreseeable future. As such, we are more susceptible to adverse developments in California than competitors with more diversified operations or if RDS had a more geographically diverse business. A slowdown in the economy, or a decline in homebuilding activity, in California could have a disproportionately negative effect on our business, financial condition, operating results and cash flows. In addition, California has historically been at greater risk of certain natural disasters and other risks, such as earthquakes, wildfires, droughts, mudslides, and civil disturbances. At times, these events have disrupted parts or all of the California economy.

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

The building products supply and services industry is subject to cyclical market pressures. Demand for our products and services is highly sensitive to general and local economic conditions over which we have no control, including changes in:

•	the number of new home and commercial building construction starts;
•	the production schedules of our homebuilder customers;
•	short- and long-term interest rates;
•	inflation;
•	employment levels and job and personal income growth;
•	housing demand from population growth, household formation and other demographic changes;
•	availability and pricing of mortgage financing for homebuyers and commercial financing for developers of multi-family homes and subcontractors;
•	consumer confidence generally and the confidence of potential homebuyers in particular;
•	U.S. and global financial and political system and credit market stability;
•	private party and government mortgage loan programs and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;
•	federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses;
•	federal, state and local energy efficiency programs, regulations, codes and standards; and
•	general economic conditions in the markets in which we compete.

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

The building products supply and services industry is highly fragmented and competitive. We face significant competition from local, regional and national building materials chains, design centers, fabricators, and subcontractors, as well as from privately-owned single-site enterprises. Competition varies depending on product line, type of customer and geographic area. Any of these competitors may (i) foresee the course of market development more accurately than we do, (ii) offer products and services that are deemed superior to ours, (iii) have the ability to produce or supply similar products and services at a lower cost, (iv) install building products at a lower cost, (v) develop stronger relationships with suppliers, fabricators, homebuilders, and other customers in our markets, (vi) develop a superior network of distribution centers in our markets, (vii) adapt more quickly to new technologies, new installation techniques, or evolving customer requirements, or (viii) have access to financing on more favorable terms than we can obtain. As a result, we may not be able to compete successfully with our competitors. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers and specialty distributors who sell products to us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, results of operations, and cash flows may be adversely affected.

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

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. As a subcontractor, we are regularly subject to construction defects claims on various housing tracts. We may not always be able to successfully defend or be excused from the lawsuits related to these claims and could be subject to substantial losses.

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

In addition, we are exposed to potential claims arising from the conduct of our employees, builders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our businesses, if we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our businesses and results of operations.

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

Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by the financial instability of suppliers, suppliers’ non-compliance with applicable laws, tariffs and import duties, supply disruptions, shipping interruptions or costs, and other factors beyond our control, including disruptions related to the coronavirus. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, results of operations, and cash flows.

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

Any of the following events could cease or limit our or our suppliers’ operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; war, and acts of terrorism; pandemics and other global health crises; or other unexpected events. Any downtime or facility damage at our suppliers could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors as well as decreased customer satisfaction and lower sales and operating income. In addition, a loss of a supplier relationship could harm our operations. Because we purchase from a limited number of suppliers, the effects of any particular shutdown or facility damage or loss of a supplier relationship could be significant to our operations.

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

Our profitability is also impacted by the mix of products that we install. Recent trends indicate more of our homebuilder customers are moving to entry- to mid-level homes with less upgrades. There can be no assurance that the current product mix will continue, and any shift to options with lower profit margin could adversely impact our businesses, financial condition, results of operations, and cash flows.

Political and economic uncertainty and unrest in foreign countries where our suppliers are located could adversely affect our operating results.

In 2019, approximately 43% and 1% of ASG’s purchased goods came from products that were obtained directly from suppliers located in Vietnam and China, respectively. We are subject to risks and uncertainties associated with changing economic and political conditions in these or other foreign countries in which we source, or in the future may source, any of our products, such as:

•	increased import duties, tariffs, trade restrictions, and quotas;
•	work stoppages;
•	economic uncertainties (including inflation);
•	adverse foreign government regulations, government control, or sudden changes in laws and regulations;
•	wars, fears of war, and terrorist attacks;
•	pandemics and other global crises; and
•	organizing activities and political unrest.

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

We purchase certain materials, including wood and laminate flooring, natural and engineered stone, and tile for wall and flooring applications, from manufacturers or quarries, which are then sold to customers as an installed product or as a prefabricated and installed product. We must maintain and have adequate working capital to purchase sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in economic growth and activity in the commercial and residential construction and home R&R end markets, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Excessive increases in the market prices of certain products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory and working capital as we attempt to expand our businesses, or if we make changes to how we manage our payments to suppliers, our cash flows may be negatively affected, which could have a material adverse effect on our businesses, financial condition, and results of operations.

We are subject to significant pricing pressures from homebuilders, contractors, fabricators, dealers and other customers.

Large homebuilders, contractors, fabricators, and dealers have historically been able to exert significant pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building products supply and services industry. In addition, continued consolidation in the residential homebuilding industry and changes in builders’ purchasing policies and payment practices could result in even further pricing pressure. For example, there has been a recent trend of large publicly-traded homebuilders acquiring other large homebuilders, which increases their market share and buying power. Our homebuilder customers may be acquired by other homebuilders that we do not currently have relationships with, which may make it difficult for us to maintain our current market share and margins. A decline in the selling prices of the products we distribute and the services we provide could adversely impact our operating results. To the extent that our inventory at the time was purchased at higher costs, this could result in lower margins. Alternatively, due to the rising market price environment, our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Overall, these pricing pressures may adversely affect our results of operations, and cash flows.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 31% of our consolidated revenue for the year ended December 31, 2019. No one customer generated more than 10% of our consolidated revenue for the year ended December 31, 2019.  We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the weak housing market over the past several years relative to long-term averages, many of our homebuilder and fabricator customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our markets. In the future, additional homebuilder customers may exit or decrease their building activity in one or more of our markets.

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

RDS’s customers may be affected by shortages in labor supply, increased labor costs or labor disruptions, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our customers require a qualified labor force to build homes and communities, and we require a qualified labor force to install our products in those homes. Access to qualified labor and subcontractors by our customers and us may be affected by circumstances beyond their or our control, including:

•	shortages of qualified trades people, such as flooring, tile and cabinet installers, carpenters, roofers, electricians and plumbers, especially in key markets;
•	changes in immigration laws and trends in labor force migration; and
•	increases in subcontractor and professional services costs.

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

Our long-term business strategy depends in part on increasing our sales and growing our market share through opening new branches, including through our greenfield initiatives, and strategic acquisitions. A significant portion of our historical growth has occurred through acquisitions, and our business plan provides for continued growth through acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions, including both smaller acquisitions and larger acquisitions that would be material. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on acceptable terms. We may be unable to continue to grow our businesses through acquisitions. Our recent growth and our acquisition strategy have placed, and will continue to place, significant demands on our management’s time, which may divert their attention from our businesses, and may lead to significant due diligence and other expenses regardless of whether we pursue or consummate any acquisition. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our businesses, financial condition, and results of operations. Additionally, we may not be able to finance acquisitions through acceptable financing terms or at all.

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

To date, we do not believe we have experienced a material breach of our IT systems. As cyber-attacks become more sophisticated generally, we may be required to incur significant costs to strengthen our systems from outside intrusions and/or maintain insurance coverage related to the threat of such attacks. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our IT, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks, or other security breaches to our computer systems.

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

RDS’s business and results of operations are significantly dependent on the availability and skill of subcontractors.

We engage subcontractors to perform the installation of the products that we sell to our customers. Accordingly, the timing and quality of our installations depends on the availability and skill of our subcontractors. While we believe that our relationships with subcontractors are good, we generally do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will continue to be available at reasonable rates and in our markets. Competition for skilled contractors can be significant in our markets. The inability to contract with skilled subcontractors at reasonable rates and on a timely basis could have a material adverse effect on our business, results of operations, and financial condition.

Despite our quality control efforts, we may discover that our subcontractors have failed to adhere to proper construction practices or improperly installed materials in the homes of our customers. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers and insurers, which could have a material impact on our business, results of operations, and financial condition.

If any of RDS’s subcontractors are characterized as employees, we would be subject to employment and withholding liabilities.

We structure our relationships with our subcontractors in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our subcontractors are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our subcontractors are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these subcontractors are employees could have a material adverse effect on our business, financial condition, and results of operations.

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

Dynamic changes in legislation and government policy may have a material adverse effect on our business.  Specifically, with an upcoming presidential election in November 2020, proposed legislation and regulatory changes discussed during and after the election could have a material impact on us including, but not limited to, modifications to international trade policy and increased regulation. Furthermore, existing tariffs imposed on goods imported from abroad that are used in our businesses are likely to remain in place through November 2020, however, those tariffs may be removed by executive order or expanded based upon the outcome of the presidential election.  One of the Company’s subsidiaries, Architectural Granite & Marble, LLC, imports quartz surface products, and its operations are subject to interruption due to increases or expansion in duties and tariffs.  For the year ended December 31, 2019, we purchased an estimated $121.8 million of material sourced from outside the United States.  Similarly, currently unknown future geopolitical events between the United States and other countries, including India, Turkey, Spain, Vietnam, the European Union, and China could result in additional disruptions impacting the operations of the Company.

In addition, actions before the U.S. Department of Commerce (which we refer to as the “DOC”) and the U.S. International Trade Commission (which we refer to as the “ITC”) continue to present risk to the operations of the Company.  For example, in May 2019, Cambria Company LLC – a domestic producer of slab quartz - filed a petition seeking imposition of antidumping and countervailing duties against quartz surface products imported from India and Turkey.  A risk exists that additional future actions before the ITC and DOC could disrupt the operations of the Company.

We are currently unable to predict the extent of the changes to existing legislative and regulatory environments relevant to our businesses, or how those and potential future changes would impact our businesses. To the extent that such changes have a negative impact on us or the industries we serve, including the imposition of additional duties or tariffs discussed above or otherwise, these changes may materially and adversely impact our businesses, financial condition, results of operations, and cash flows.

Risks Related to Our Indebtedness

We may use additional leverage in executing our business strategy, which may adversely affect our businesses.

As of December 31, 2019, the principal amount of our total indebtedness was approximately $186.2 million, consisting of (i) $22.2 million under the SIC revolving credit facility, (ii) $153.8 million under the ASG term loan, and (iii) $10.2 million of vehicle and equipment loans, capital leases, and other term debt. Additionally, as of December 31, 2019, there was also $0.4 million of outstanding letters of credit.  We had the ability to access approximately $75.6 million of unused borrowings available under the SIC revolving credit facility as of December 31, 2019, and, as part of our growth strategy, we may incur a significant amount of additional debt in the future. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. If new debt is added to our current debt levels, the related risk that we now face could intensify.

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

The expansion and development of our businesses may require significant capital, which we may be unable to obtain, to fund our capital expenditures, operating expenses, working capital needs, and potential strategic acquisitions. In accordance with our growth strategy, we may opportunistically raise additional debt capital to help fund the growth of our businesses, subject to market and other conditions, but such debt capital may not be available to us on a timely basis, or at all, to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

•

upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of our Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•

following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder.

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

The employment agreements we have entered into with Tyrone Johnson, Nadeem Moiz, Kendall Hoyd and Shawn Baldwin, our Chief Executive Officer, Chief Financial Officer, President—RDS, and General Counsel and Secretary, respectively, each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.  Furthermore, these provisions could delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of our Class A Common Stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our Class A Common Stock.

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

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our Class A Common Stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We continue to take advantage of the exemptions contained in the JOBS Act, and our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act and we are an accelerated filer or large accelerated filer within the meaning of Section 12b-2 of the Exchange Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

If we are unable to maintain effective internal control over financial reporting or if, in the future, we identify other control deficiencies or material weaknesses in our accounting and financial reporting processes, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected, and we could become subject to litigations or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, or derivative or securities lawsuits from shareholders, which could require additional financial and management resources.

Operation on multiple Enterprise Resource Planning (which we refer to as “ERP”) information systems may negatively impact our operations.

We are highly dependent on our information systems infrastructure to process orders, purchase materials, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain internal controls, produce financial data, and otherwise carry on our businesses in the ordinary course. Our RDS segment is implementing a system in early 2020 that will enhance its ability to scale rapidly.  Our ASG segment has significant operations on two different ERP platforms that are migrating to one ERP platform in 2020.  While we believe we have the experience, skill and management abilities, as well as access to the necessary experts and consultants, to plan and execute these projects without significant disruption to our businesses, ERP implementations and conversions are very complex and inherently subject to risks and uncertainty. There is no assurance that the projects will succeed or that failures in the design, programming, software or implementation of these projects will not cause significant disruption to our businesses. Such a disruption could cause project cost overruns, which may be significant, losses in revenue, increases in operating costs, and reduced customer satisfaction, all of which would lead to a decline in profitability over the short term and possibly the long term.

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

In May 2019, the Company announced that its Board of Directors had initiated a comprehensive review of strategic, operational and financial alternatives to enhance shareholder value. The Board of Directors continues its ongoing review of strategic alternatives and expects to conclude its review within the next several months. There can be no assurance that the review of strategic alternatives will result in a transaction or other outcome.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have 59 distinct locations, each of which is leased. Our corporate headquarters are located at 400 Galleria Parkway, Suite 1760, Atlanta, Georgia 30339.

The locations and uses of our top 20 branches, which comprise approximately 81% of our revenue, are as follows:

Location	Segment	Purpose
Anaheim, CA (East Hunter Avenue)	RDS	Design Center / Office / Warehouse
Anaheim, CA (Blue Gum Street)	RDS	Distribution / Office / Warehouse
Atlanta, GA	RDS	Office / Fabrication / Warehouse
Austin, TX	ASG	Showroom / Distribution / Office / Warehouse
Buda, TX	RDS	Office / Fabrication / Warehouse
Denver, CO	ASG	Showroom / Distribution / Office / Warehouse
Escondido, CA	RDS	Design Center / Distribution / Office / Warehouse
Fairfield, CA	RDS	Office / Warehouse
Lenexa, KS	ASG	Showroom / Distribution / Office / Warehouse
La Mirada, CA	RDS	Design Center / Distribution / Office / Warehouse
Livermore, CA	RDS	Design Center / Distribution / Office / Warehouse
Manassas, VA	RDS	Design Center / Office / Warehouse
Oklahoma City, OK	ASG	Showroom / Distribution / Office / Warehouse
Phoenix, AZ	RDS	Design Center / Office / Warehouse
Portland, OR	ASG	Showroom / Distribution / Office / Warehouse
Seattle, WA	ASG	Showroom / Distribution / Office / Warehouse
Simi Valley, CA (Agate Court)	RDS	Office / Warehouse
Sun Valley, CA	ASG	Showroom / Distribution / Office / Warehouse
Tacoma, WA	ASG	Showroom / Distribution / Office / Warehouse
Van Nuys, CA	ASG	Showroom / Distribution / Office / Warehouse

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is traded on the Nasdaq Capital Market under the ticker symbol “SIC.” The range of high and low sale prices of our common stock as reported by the Nasdaq is set forth in the table below:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year 2019
High	$14.73	$14.00	$13.76	$13.10
Low	$7.25	$9.95	$10.57	$8.80
Fiscal Year 2018 (1)
High	$-	$-	$13.00	$10.92
Low	$-	$-	$9.65	$5.94

(1)	Class A Common Stock did not begin trading until August 2018, which is in the third quarter of fiscal year 2018.

Holders

On March 1, 2020, there were 263 stockholders of record of our Class A Common Stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2020 Proxy Statement under the heading “Securities Authorized for Issuance under Equity Compensation,” which is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2019 — October 31, 2019	7,526	$11.59	—	—
November 1, 2019 — November 30, 2019	7,479	10.28	—	—
December 1, 2019 — December 31, 2019	—	—	—	—
Total	15,005	$10.94	—	—

(1)

Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 50,147 shares of restricted stock awarded under our 2017 Plan.

The Company repurchased 800,000 shares of Class A Common Stock at a price of $0.01 per share in April 2019 as part of a repurchase agreement with affiliates of Trive Capital Management LLC.  These shares were subsequently retired during the three months ended June 30, 2019.

Performance Graph

The graph below compares the cumulative total returns of our Class A Common Stock with that of the Nasdaq Composite Index, Russell 2000 Index and the S&P Small Cap 600 Index, for the period commencing on August 16, 2018 (the date our Class A Common Stock commenced trading on the Nasdaq Capital Market) and ending on December 31, 2019. All values assume an initial investment of $100 on August 16, 2018 and reinvestment of dividends. Following the commencement period of August 16, 2018, the data on the graph represents month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A Common Stock.

Comparison of Cumulative Total Return
among Select Interior Concepts, Inc., Nasdaq Composite Index, Russell 2000 Index,
and S&P Small Cap 600 Index

Item 6. Selected Financial Data.

The following table summarizes certain financial data for the periods presented:

	Year Ended December 31,
(in thousands, except share data)	2019	2018	2017
Statements of Operations Data:
Total revenue	$610,373	$489,757	$352,952
Gross profit	164,074	133,454	103,889
Gross margin	26.9%	27.2%	29.4%
Income from operations	$19,258	$12,097	$6,162
Total other expense, net	10,753	13,583	14,189
Income (loss) before provision for income taxes	$8,505	$(1,486)	$(8,026)
Provision for income taxes	1,521	989	3,320
Net income (loss)	$6,984	$(2,475)	$(11,346)
Balance Sheet Data (end of year):
Cash, cash equivalents and restricted cash	$5,002	$6,362	$5,547
Accounts receivable, net	63,419	63,601	45,284
Inventory	104,741	108,270	87,629
Total assets	420,275	416,014	320,246
Accounts payable	42,734	37,265	38,491
Accrued expenses and other current liabilities	16,661	27,620	19,840
Line of credit	21,871	36,706	19,269
Long-term debt, net of current portion and financing fees	141,299	142,442	86,897
Total liabilities	259,000	267,320	172,159
Stockholders' equity	161,275	148,694	148,088
Supplemental Financial Data:
Cash provided by (used in):
Operating activities	$30,955	$12,212	$(8,367)
Investing activities	(24,641)	(80,624)	(118,836)
Financing activities	(10,674)	72,227	128,024
Net income (loss) per common share:
Basic	$0.28	$(0.10)	$(0.22)
Diluted	$0.27	$(0.10)	$(0.22)
Weighted average number of common shares outstanding:
Basic	25,296,955	25,634,342	25,614,626
Diluted	25,431,677	25,634,342	25,614,626

Basic and Diluted EPS and weighted average shares outstanding includes both Class A Common Stock and Class B Common Stock for the year ended December 31, 2017.  In August 2018, each then-remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.

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

Overview

Select Interior Concepts, Inc. (collectively with all of its subsidiaries, “SIC,” the “Company,” “we,” “us” and “our”) is an installer and nationwide distributor of interior building products with market positions in residential interior design services. Through our Residential Design Services (which we refer to as “RDS”) operating segment, we serve national and regional homebuilders by providing an integrated, outsourced solution for the design, consultation, sourcing, distribution and installation needs of their homebuyer customers. Through our 18 design centers, our designers work closely with homebuyers in the selection of a broad array of interior products and finishes, including flooring, cabinets, countertops, wall tile, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior product categories to provide for the homebuyer. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital. We also have leading market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles through our other operating segment, Architectural Surfaces Group (which we refer to as “ASG”). ASG sources natural and engineered stone from a global supply base and markets these materials through a national network of 23 distribution centers and showrooms. In addition to serving the new residential and commercial construction markets with these materials, we also distribute them to the repair and remodel (which we refer to as “R&R”) market.

Operating Segments

We have defined each of our operating segments based on the nature of its operations and its management structure and product offerings. Our management decisions are made by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker. Our two reportable segments are described below.

Residential Design Services

RDS, our interior design and installation segment, is a service business that provides design center operation, interior design, product sourcing, and installation services to homebuilders, homeowners, general contractors and property managers. Products sold and installed by RDS include flooring, countertops, cabinets, and wall tile.  New single-family and multi-family construction are the primary end markets, although we intend to explore growth opportunities in other markets, such as the R&R market.

Architectural Surfaces Group

ASG, our natural and engineered stone countertop distribution segment, distributes granite, marble, porcelain and quartz slabs for countertop and other uses, and ceramic and porcelain tile for flooring and backsplash and wall tile applications. Primary end markets are new residential and commercial construction and the R&R market.

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

Material Costs

The materials that we distribute and install are sourced through a wide array of quarries, manufacturers, and distributors located in North America, South America, Europe, Africa and Asia. As demand for these products continues to grow with housing demand, we expect that we may be subject to cost increases from time to time. There is no guarantee that our relationships with our customers will be such that we can pass these increases on to our customers. Affordability issues in new residential construction could temper our homebuilder customers’ ability to raise their prices, which could in turn limit our ability to increase prices to compensate for increases in our costs of materials. We believe, however, that over the long term, these same forces affecting housing prices would also limit our suppliers’ ability to increase prices, which would help us maintain our margins.

Labor Costs

Installation labor is a significant component of our aggregate labor force of approximately 1,850 employees. With the unemployment rate at 3.5% in December 2019 according to the U.S. Bureau of Labor Statistics, there is no guarantee that we will be able to attract the type and quality of skilled labor that we need in sufficient quantities to accomplish our growth plans. Correspondingly, we expect that tight labor markets will continue to lead to upward pressure on wages and could impact our gross profit margin and overall profitability negatively.

We believe, however, that our scale will continue to give us the ability to provide steady work, an attractive benefits package, and a beneficial work environment, particularly as compared to our smaller competitors. Over time, we expect that the combination of these factors will gradually increase our relative advantage over smaller and less sophisticated competitors.

Operating and Administrative Costs

We incur costs related to the operation and administration of our businesses that are reported as period expenses separately from Cost of Goods Sold. These expenses include, but are not limited to, project management, customer service, human resources, accounting, information technology, general management, public company costs, and others. These costs will likely continue to grow as our businesses grow, but we believe that, overall, they will grow more slowly than the rate at which our gross profit grows due to improved utilization rates of these resources and the fact that we have implemented and intend to continue to implement scalable technology and process improvements that increase the efficiency of our operations.

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

EBITDA is defined as consolidated net income before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as consolidated net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense, (iv) stock compensation expense, and (v) adjustments for costs that are deemed to be transitional in nature or not related to our core operations, such as severance and employee related reorganization costs, purchase accounting fair value adjustments, strategic alternatives costs, facility closure costs, and professional, financing and legal fees related to business acquisitions, or similar transitional costs and expenses related to business investments, greenfield investments, and integrating acquired businesses into our Company. Adjusted EBITDA margin is calculated as a percentage of our net revenue. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures used by us as supplemental measures in evaluating our operating performance.

Key Components of Results of Operations

Net Revenue.   Revenue at our RDS segment is recognized on a percentage of completion basis over the terms of the performance obligation with the homebuilder or other contracted customer. In our ASG segment, net revenue is derived from the sale of stone products and is recognized at a point in time when such products have been accepted at the customer’s designated location and the performance obligation is completed.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Revenue. For the year ended December 31, 2019, net revenue increased by $120.6 million, or 24.6%, to $610.4 million, from $489.8 million for the year ended December 31, 2018. Net revenue for the years ended December 31, 2019 and 2018 is adjusted for the elimination of intercompany sales of $3.0 million and $2.6 million, respectively.

In our RDS segment, net revenue increased by $100.2 million, or 37.3%, to $368.6 million for the year ended December 31, 2019, from $268.4 million for the year ended December 31, 2018. The increase was primarily due to the acquisitions of Summit, TAC, and Intown, which accounted for $104.1 million of the growth in RDS revenues. During the period, revenues from organic sales decreased $3.9 million as we continue to face softening in the Southern California housing market of the Western region, which is our largest market.

In our ASG segment, net revenue increased by $20.8 million, or 9.3%, to $244.8 million for the year ended December 31, 2019, from $224.0 million for the year ended December 31, 2018. The increase was due to the acquisitions of Bedrock, NSI, and Tuscany, which collectively accounted for $8.0 million of ASG growth, with the remainder of the growth of $12.8 million in our ASG segment attributable to increased revenue from organic volume, price and product mix and new locations started in 2018.

Cost of Revenue. For the year ended December 31, 2019, cost of revenue increased by $90.0 million, or 25.3%, to $446.3 million, from $356.3 million for the year ended December 31, 2018. Cost of revenue for the year ended December 31, 2019 and 2018 is adjusted for the elimination of intercompany sales of $3.1 million and $2.5 million, respectively.

In our RDS segment, cost of revenue increased by $75.3 million, or 38.8%, to $269.8 million for the year ended December 31, 2019, from $194.5 million for the year ended December 31, 2018. The acquisitions of Summit, TAC and Intown were primarily responsible for this increase, contributing $74.6 million. The remaining increase of $0.8 million is due to additional costs in the organic business.

In our ASG segment, cost of revenue increased by $15.2 million, or 9.2%, to $179.5 million for the year ended December 31, 2019, from $164.3 million for the year ended December 31, 2018. This was partially due to the acquisitions of Bedrock, NSI, and Tuscany, which contributed $5.8 million of the increase, with the remaining increase due to costs associated with organic growth.

Gross Profit and Margin. For the year ended December 31, 2019, gross profit increased by $30.6 million, or 22.9%, to $164.1 million, from $133.5 million for the year ended December 31, 2018. For the year ended December 31, 2019, gross margin decreased by 0.3% to 26.9%, from 27.2% for the year ended December 31, 2018.

In our RDS segment, gross margin decreased by 0.7% to 26.8% for the year ended December 31, 2019, from 27.5% for the year ended December 31, 2018. This decrease is due to an unfavorable product mix primarily due to entry- to mid-level homebuilding comprising a larger share of project activity in our markets.

In our ASG segment, gross margin remained consistent, increasing by only 0.1% to 26.7% for the year ended December 31, 2019, from 26.6% for the year ended December 31, 2018, due to the non-recurrence of non-cash inventory expenses that were recorded in the prior year, offset by higher supply chain related costs and lower margin sales in the full year 2019.

Operating Expense. For the year ended December 31, 2019, operating expenses increased by $23.5 million, or 19.3%, to $144.8 million, from $121.4 million for the year ended December 31, 2018.

In our RDS segment, operating expenses increased by $21.6 million to $81.2 million for the year ended December 31, 2019, from $59.6 million for the year ended December 31, 2018. This increase was primarily related to the acquisitions of Summit, TAC, and Intown.

In our ASG segment, operating expenses decreased by $2.3 million to $45.4 million for the year ended December 31, 2019, from $47.7 million for the year ended December 31, 2018. This decrease was due to one-time non-recurring expenses related to the Bedrock and Tuscany acquisitions, and expenses related to the opening of new locations incurred during the year ended December 31, 2018.

The remaining $4.2 million of the increase in operating expenses was related to an increase in the amount of equity-based compensation awarded in 2019 in the amount of $3.1 million, as well as other overhead costs at the corporate level that were in place for a full year in 2019 compared to only a partial year in 2018.

Depreciation and Amortization. For the year ended December 31, 2019, depreciation and amortization expenses increased by $3.7 million, or 17.9%, to $24.2 million, from $20.5 million for the year ended December 31, 2018.

In our RDS segment, depreciation and amortization expenses increased by $3.3 million, or 33.9%, to $12.9 million for the year ended December 31, 2019, from $9.6 million for the year ended December 31, 2018, which was primarily due to depreciation and amortization associated with the assets acquired in the Summit, TAC, and Intown acquisitions.

In our ASG segment, depreciation and amortization expenses increased by $0.3 million, or 3.0%, to $11.2 million for the year ended December 31, 2019 from $10.8 million for the year ended December 31, 2018, which is primarily due to amortization associated with the Tuscany acquisition.

Interest Expense. For the year ended December 31, 2019, interest expense increased by $5.8 million, or 50.7%, to $17.2 million, from $11.4 million for the year ended December 31, 2018. This increase is primarily due to the borrowings associated with funding the TAC and Intown acquisitions offset by lower interest rates.

Income Taxes. For the year ended December 31, 2019, we recognized income tax expense of $1.5 million, an increase of $0.5 million from income tax expense of $1.0 million for the year ended December 31, 2018.  The increase in income taxes is due primarily to the increase in pre-tax income in 2019 compared to 2018.

Net (Loss) Income.  For the year ended December 31, 2019, net income increased by $9.5 million to $7.0 million, from a net loss of $2.5 million for the year ended December 31, 2018.

Adjusted EBITDA.  For the year ended December 31, 2019, Adjusted EBITDA increased by $5.5 million to $59.9 million from $54.4 million for the year ended December 31, 2018, primarily as a result of the factors discussed above.

	For the Year Ended December 31,
(in thousands)	2019	2018
Consolidated net income (loss)	$6,984	$(2,475)
Income tax expense	1,521	989
Interest expense	17,220	11,468
Depreciation and amortization	24,157	20,487
EBITDA	49,882	30,469
Equity-based compensation	5,740	2,626
Purchase accounting fair value adjustments	(6,029)	2,109
Acquisition and integration related costs	2,862	5,018
Employee related reorganization costs	1,762	1,807
Other non-recurring costs	2,776	8,326
IPO and public readiness costs	—	4,066
Strategic alternatives costs	2,880	—
Adjusted EBITDA	$59,873	$54,421

Adjusted EBITDA Margin.  For the year ended December 31, 2019, Adjusted EBITDA margin decreased to 9.8%, from 11.1% for the year ended December 31, 2018, primarily as a result of the factors discussed above.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Revenue.  For the year ended December 31, 2018, net revenue increased by $136.8 million, or 38.8%, to $489.8 million, from $353.0 million for the year ended December 31, 2017. Net revenue for the year ended December 31, 2018 and 2017 is adjusted for the elimination of intercompany sales of $2.6 million and $1.4 million, respectively.

In our RDS segment, revenue increased by $75.2 million, or 38.9%, to $268.4 million for the year ended December 31, 2018, from $193.2 million for the year ended December 31, 2017. This increase was largely due to the acquisitions of Greencraft and Summit Stoneworks, which accounted for $55.6 million of the RDS growth. Additionally, organic revenue increased $19.6 million through continued expansion of share in new geographies, increased product offerings, and price/mix.

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

Cost of Revenue.  For the year ended December 31, 2018, cost of revenue increased by $107.2 million, or 43.0%, to $356.3 million, from $249.1 million for the year ended December 31, 2017. Cost of revenue for the year ended December 31, 2018 and 2017 is adjusted for the elimination of intercompany sales of $2.5 million and $1.3 million, respectively.

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

Operating Expenses.  For the year ended December 31, 2018, operating expenses increased by $23.7 million, or 24.3%, to $121.4 million, from $97.7 million for the year ended December 31, 2017. This increase in operating expenses was primarily due to selling, general, and administrative expenses from acquired businesses, non-cash long-term incentive plan expenses, one-time nonrecurring costs for completed acquisitions, the opening of greenfield locations, investments in SIC infrastructure as a new public company, the addition of M&A resources, and higher depreciation and amortization.

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

	For the Year Ended December 31,
(in thousands)	2018	2017
Consolidated net (loss) income	$(2,475)	$(11,346)
Income tax expense	989	3,320
Interest expense	11,468	13,749
Depreciation and amortization	20,487	14,816
EBITDA	30,469	20,539
Equity-based compensation	2,626	16,794
Purchase accounting fair value adjustments	2,109	—
Acquisition and integration related costs	5,018	695
Employee related reorganization costs	1,807	1,176
Other non-recurring costs	8,326	61
IPO and public readiness costs	4,066	6,724
Consulting fees to Trive Capital	—	1,008
Adjusted EBITDA	$54,421	$46,997

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

Our capital resources primarily consist of cash from operations and borrowings under our revolving credit facilities, capital equipment leases, and operating leases. As our revenue and profitability have improved during the recovery of the housing market, we have used increased borrowing capacity under our revolving credit facilities to fund working capital needs. We have utilized capital leases and secured equipment loans to finance our vehicles and equipment needed for both replacement and expansion purposes.

As of December 31, 2019, we had $5.0 million of cash and cash equivalents and $75.6 million of available borrowing capacity under our revolving credit facilities. Based on our positive cash flow, our ability to effectively manage working capital needs, and available borrowing capacity, we believe that we have sufficient funding available to finance our operations.

Financing Sources; Debt

SIC Credit Facility

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018, July 23, 2019 and August 19, 2019 (which we refer to as the “SIC Credit Facility”), with Bank of America, N.A. The SIC Credit Facility is used by the Company, including both RDS and ASG, for operational purposes. Pursuant to the SIC Credit

Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings of up to an aggregate of $100 million (after it was increased by $10 million through the amendment entered into on August 19, 2019).

All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to acceleration upon certain conditions.

The Company is required to meet certain financial and nonfinancial covenants pursuant to the SIC Credit Facility.   The Company was in compliance with all financial and nonfinancial covenants as of December 31, 2019.

As of December 31, 2019, $22.2 million of indebtedness was outstanding under the SIC Credit Facility. The Company also had $0.4 million of outstanding letters of credit under the SIC Credit Facility at December 31, 2019.

Term Loan Facility

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (which we refer to as the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries. The Term Loan Facility was subsequently amended in December 2018 to increase the borrowing capacity to $174.2 million and in July 2019 to amend certain covenants. On August 19, 2019, the Term Loan Facility was further amended, resulting in an adjusted rate of interest payable on borrowings under the Term Loan Facility.  Additionally, the August 19, 2019 amendment imposes a prepayment premium with respect to an optional prepayment of the term loans under the Financing Agreement occurring within fifteen months of August 19, 2019 (other than prepayments in connection with a change of control) in an amount equal to 1.50% of any such principal amount prepaid.

All term loans under the Term Loan Facility are due and payable in full on February 28, 2023, subject to acceleration upon certain conditions.

The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all financial and nonfinancial covenants as of December 31, 2019.

As of December 31, 2019, approximately $153.8 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles and equipment. As of December 31, 2019, approximately $10.2 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent approximately 75% of our tangible assets as of December 31, 2019, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $113.4 million at December 31, 2019, compared to $100.2 million at December 31, 2018. Working capital levels have increased primarily due to the Intown acquisition and the decrease in earn-out liabilities.

In our RDS segment, for the year ended December 31, 2019, working capital increased by $17.8 million to $34.7 million, compared to $16.9 million for the year ended December 31, 2018. This increase is primarily due to the decrease in accrued liabilities related to earn-out obligations and an increase in working capital due to the acquisition of Intown.

In our ASG segment, for the year ended December 31, 2019, working capital decreased by $5.2 million to $79.7 million, compared to $84.9 million for the year ended December 31, 2018. This decrease was largely due to accounts receivable decreases and an increase in accounts payable due to timing of payments.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $31.0 million and $12.2 million for the years ended December 31, 2019 and 2018, respectively. Net income (loss) was $7.0 million and $(2.5) million for the years ended December 31, 2019 and 2018, respectively.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $23.1 and $21.8 million for the years ended December 31, 2019 and 2018, respectively.  Changes in operating assets and liabilities resulted in net cash provided (used) of $0.9 million and $(7.1) million for the years ended December 31, 2019 and 2018, respectively.

Cash Flows Used in Investing Activities

For the year ended December 31, 2019, cash flow used in investing activities was $24.7 million, with $11.5 million resulting from our investments in acquisitions, $1.0 million for the indemnity payment related to the Bedrock acquisition, and $3.0 million for the escrow payment related to the Greencraft acquisition. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $9.1 million. For the year ended December 31, 2018, cash flow used in investing activities was $80.6 million, with $72.1 million resulting from our investments in acquisitions. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $8.5 million.

Cash Flows (Used in) / Provided by Financing Activities

Net cash (used) provided by financing activities was $(10.7) million and $72.2 million for the years ended December 31, 2019 and 2018, respectively. Cash flows used in financing activities supported our acquisition strategies.

For the year ended December 31, 2019, we borrowed an additional $11.5 million in term debt to fund the Intown acquisition and made principal payments of $1.9 million, for a net increase in term debt of $9.6 million.  We also received $2.7 million in an ERP financing transaction.  During the year ended December 31, 2019, aggregate net payments on the SIC Credit Facility were $14.9 million and payments on notes payable were $1.9 million. We also classified $5.8 million of the total $8.0 million Greencraft earn-out payment as a financing activity, as this was the fair value of the contingent liability accrued at purchase.

For the year ended December 31, 2018, we borrowed an additional $57.2 million in term debt, with debt issuance costs of $0.5 million, and made principal payments of $2.5 million. Aggregate net borrowings on the SIC Credit Facility were $17.9 million, with issuance costs of $0.5 million. Proceeds from employee stock purchases were $0.6 million.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2019. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations(1)	$154,666	$12,260	$2,303	$140,103	—
Capital Lease Obligations(2)	10,241	2,752	5,054	1,971	464
Operating Lease Obligations(3)	54,732	15,241	24,941	9,627	4,923
Purchase Obligations(4)	41,417	39,417	2,000	—	—
Total	$261,056	$69,670	$34,298	$151,701	$5,387

(1)

Long-term debt obligations include principal payments on our term loans as well as our notes payable. Long-term debt obligations do not include interest or fees on the unused portion of our revolving letters of credit or financing fees associated with the issuance of debt.

(2)	Capital lease obligations include minimum lease payments on capital leases for vehicles and equipment purchased.
(3)

We lease certain locations, including, but not limited to, corporate offices, warehouses, fabrication shops, and design centers. For additional information, see Note 11—Commitments and Contingencies to our consolidated financial statements included in this Annual Report.

(4)

These amounts take into account a contract with a supplier of engineered stone on an exclusive basis in certain states within the United States. As part of the terms of the exclusive right to distribute the products provided under the contract, we are obligated to take delivery of a certain minimum amount of product from this supplier. If we fall short of these minimum purchase requirements in any given calendar year, we have agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to us if such commitments are not met; however, in such a case, the supplier has reserved the right, under the contract, to withdraw the exclusive distribution rights granted to us. The amount of the payment is estimated by multiplying the minimum quantity required under the contract by the average price paid in 2019. This amounts to approximately $37.4 million in 2020.

In February 2020, a new exclusive rights agreement was entered into with the same vendor under similar terms, but with increased purchase obligation amounts through December 31, 2025. The total purchase obligation payments for less than 1 year increases from $39.4 million to $73.7 million and the obligations for 1-3 years increases from $2 million to $199.5 million as a result of the new agreement.  The additional purchase obligation amount under the new agreement for 3-5 years is $282.7 million and more than 5 years is $184.6 million. For additional information, see Note 11—Commitments and Contingencies to our consolidated financial statements included in this Annual Report.

In addition to the contractual obligations set forth above, as of December 31, 2019, we had an aggregate of approximately $22.2 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of December 31, 2019, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Revenue Recognition

The Company’s revenue derived from the sale of imported granite, marble, and related items, primarily in our ASG operating segment, is recognized at a point in time when control over a product is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the branch or when goods are delivered to a customer location.

The Company’s contracts with its home builder customers within our RDS operating segment are usually short-term in nature and will generally range in length from several days to several weeks.  The Company’s contracts related to multi-family and commercial projects are generally long-term in nature.  We recognize revenue from both short-term and long-term contracts for each distinct performance obligation identified over time on a percentage-of-completion basis of accounting, utilizing the output method as a measure of progress, as we believe this represents the best measure of when goods and services are transferred to the customer.

Revenue is measured at the transaction price, which is based on the amount of consideration the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration, such as any returns and sales incentives. Applicable customer sales taxes, when remitted, are recorded as a liability and excluded from revenue on a net basis.

In the fourth quarter of 2019, the Company adopted ASU 2014-09, the new accounting standard under ASC Topic 606, using the modified retrospective method as of January 1, 2019.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. We continually assess the collectability of outstanding customer invoices; and if deemed necessary, maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, personal guarantees, credit insurance, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a customer’s ability to pay. We have the ability to place liens against the significant amount of RDS customers in order to secure receivables.  Actual customer collections could differ from our estimates. At December 31, 2019 and 2018, the allowance for doubtful accounts was $0.8 million and $0.5 million, respectively.

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

Intangible Assets

Intangible assets consist of customer relationships, trade names and non-compete agreements. We consider all our intangible assets to have definite lives and such intangible assets are amortized on the straight-line method over the estimated useful lives of the respective assets or on an accelerated basis based on the expected cash flows generated by the existing customers as follows:

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We account for goodwill in accordance with FASB ASC topic 350, Intangibles-Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets having indefinite useful lives. ASC topic 350 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires us to test goodwill for impairment at least annually. We test for impairment of goodwill annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We identified RDS and ASG as reporting units and determined each reporting unit’s fair value substantially exceeded such reporting unit’s carrying value. There were no impairment charges related to goodwill for the years ended December 31, 2019 and 2018.

Equity-based compensation

We account for equity-based awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service or performance period, which is usually equivalent to the vesting period.

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

Our policy is to recognize interest and/or penalties related to all tax positions as income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We have recognized $0.4 million and $0.5 million in combined interest and penalties related to uncertain tax positions for the years ended December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

See Note 1 – Organization and Business Description to our audited consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements issued.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements is calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future.  In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness.  At December 31, 2019, we had outstanding variable rate borrowings of approximately $176.0 million. Assuming the current level of borrowing under the variable rate debt facilities, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.8 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2019, 2018, and 2017.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

The United Kingdom’s Financial Conduct Authority has announced the intent to phase out the use of LIBOR by the end of 2021. If LIBOR is discontinued, we may need to renegotiate the terms of certain of credit instruments which utilize LIBOR as a benchmark in determining the interest rate, to replace LIBOR with the new standard that is established. As a result, we may incur incremental costs in transitioning to a new standard, and interest rates on our current or future indebtedness may be adversely affected by the new standard. There is currently no definitive information regarding the future utilization of LIBOR or any particular replacement rate. As such, the potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Foreign Currency Exchange Rate Risk

We purchase materials from both domestic and foreign suppliers.  While predominantly all of the suppliers receive payments in U.S. dollars and, as such, we are not currently exposed to any foreign currency exchange rate risk, there can be no assurance that the payments to suppliers in the future will not be affected by exchange fluctuations between the U.S. dollar and the local currencies of these foreign suppliers.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (which we refer to as, together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2019

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Our management, including our Certifying Officers, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment, our Certifying Officers concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by rules of the SEC for emerging growth companies as defined in the JOBS Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this Item will be set forth in our definitive proxy statement (which we refer to as our “2020 Proxy Statement”) to be filed in connection with our 2020 Annual Meeting of Stockholders (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2019).  The information required by this Item to be contained in our 2020 Proxy Statement under the headings “Election of Directors,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in our 2020 Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our 2020 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our 2020 Proxy Statement under the heading “Related Transactions and Director Independence” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in our 2020 Proxy Statement under the heading “Fees Paid to Our Independent Registered Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)        The following documents are filed as part of this Annual Report on Form 10-K: Exhibits.

1.          Financial Statements. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

2.          Financial Statements Schedules.  See “Schedule I – SIC’s Condensed Parent Company Only Financial Statements” beginning on page F-50.

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

4.1*	Description of Securities

10.1 †

2017 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.2 †

2019 Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed with the SEC on April 5, 2019).

10.3 †

Employment Agreement, dated as of November 22, 2017, as amended by the Amendment to Employment Agreement, dated as of May 1, 2018, each by and between the Company and Tyrone Johnson (incorporated by reference to Exhibit 10.4 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.4 †

Employment Agreement, dated as of August 17, 2018, by and between the Company and Nadeem Moiz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2018).

10.5 †

Employment Agreement, dated as of November 22, 2017, by and between the Company and Kendall R. Hoyd (incorporated by reference to Exhibit 10.5 to the initial filing of the Registration Statement on Form S-1 of the Company (File No. 333-226101), filed with the SEC on July 9, 2018).

10.6 †

Amendment to Employment Agreement, dated as of August 17, 2018, by and between the Company and Kendall R. Hoyd (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2018).

10.7 †

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.8 †*	Employment Agreement, dated as of October 22, 2018, each by and between the Company and Shawn Baldwin

10.9 †

Amendment to Employment Agreement, dated as of July 12, 2019, by and between the Company and Kendall R. Hoyd (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 8, 2019).

10.10 †

Amendment to Employment Agreement, dated as of July 12, 2019, by and between the Company and Tyrone Johnson (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 8, 2019).

10.11 †

Amendment to Employment Agreement, dated as of July 12, 2019, by and between the Company and Nadeem Moiz (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 8, 2019).

10.12 †

Amendment to Employment Agreement, dated as of July 12, 2019, by and between the Company and Shawn Baldwin (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 8, 2019).

10.13

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

10.14

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

10.15

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

10.16

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

10.18

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

10.19

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

10.20

Sixth Amendment to Financing Agreement, dated as of July 15, 2019, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 8, 2019).

10.21

Second Amendment to Amended and Restated Loan, Security, and Guaranty Agreement, dated as of July 23, 2019, by Select Interior Concepts, Inc., and subsidiaries, as borrowers, and Bank of America, N.A. as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 8, 2019).

10.22

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

10.23

Third Amendment to Amended and Restated Loan, Security and Guaranty Agreement, dated as of August 19, 2019, by and among Select Interior Concepts, Inc. and each of its subsidiaries, as obligors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 21, 2019).

10.24

Asset Purchase Agreement dated March 1, 2019 by and among L.A.R.K. Industries, Inc., Intown Design, Inc., Intown Granite of Charlotte, Inc., Granitec, LLC, and Don Zahnle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2019).

10.25

Board Designee Agreement dated November 21, 2019 by and between Select Interior Concepts, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019).

10.26

Form of Performance-Based Restricted Stock Unit Agreement for use with the 2017 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2019, filed with the SEC on May 10, 2019).

10.27

Form of Time-Based Restricted Stock Unit Agreement for use with the 2017 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2019, filed with the SEC on May 10, 2019).

10.28*	Retention Agreement, dated as of July 12, 2019, by and between the Company and Tyrone Johnson.

10.29*	Retention Agreement, dated as of July 12, 2019, by and between the Company and Nadeem Moiz.

10.30*	Retention Agreement, dated as of July 12, 2019, by and between the Company and Kendall R. Hoyd.

10.31*	Retention Agreement, dated as of July 12, 2019, by and between the Company and Shawn K. Baldwin.

21.1*	Subsidiaries of Select Interior Concepts, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Select Interior Concepts, Inc.

Date: March 12, 2020	By:	/s/ Tyrone Johnson
Tyrone Johnson
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyrone Johnson	Chief Executive Officer and Director	March 12, 2020
Tyrone Johnson	(Principal Executive Officer)

/s/ Nadeem Moiz	Chief Financial Officer	March 12, 2020
Nadeem Moiz	(Principal Financial and Accounting Officer)

/s/ J. David Smith	Chairman of the Board of Directors	March 12, 2020
J. David Smith

/s/ Donald F. McAleenan	Director	March 12, 2020
Donald F. McAleenan

/s/ Robert Scott Vansant	Director	March 12, 2020
Robert Scott Vansant

/s/ S. Tracy Coster	Director	March 12, 2020
S. Tracy Coster

/s/ Brett G. Wyard	Director	March 12, 2020
Brett G. Wyard

/s/ Bryant Riley	Director	March 12, 2020
Bryant Riley

Index to Consolidated Financial Statements

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Interior Concepts, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Interior Concepts, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 12, 2020

Select Interior Concepts Consolidated Financial Statements

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2019 and 2018

	As of December 31,
(in thousands, except share data)	2019	2018
Assets
Current assets
Cash	$5,002	$6,362
Restricted cash	—	3,000
Accounts receivable, net of allowance for doubtful accounts of $849 and $500 at December 31, 2019 and 2018, respectively	63,419	63,601
Inventories	104,741	108,270
Prepaid expenses and other current assets	11,083	2,809
Income taxes receivable	2,184	1,263
Total current assets	186,429	185,305
Property and equipment, net of accumulated depreciation of $21,020 and $13,038 at December 31, 2019 and 2018, respectively	26,494	19,798
Deferred tax assets, net	10,550	9,355
Goodwill	99,789	94,593
Customer relationships, net of accumulated amortization of $48,251 and $35,877 at December 31, 2019 and 2018, respectively	71,989	79,843
Intangible assets, net of accumulated amortization of $7,471 and $4,068 at December 31, 2019 and 2018, respectively	18,759	20,872
Other assets	6,265	6,248
Total assets	$420,275	$416,014
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt, net of financing fees of $511 at December 31, 2019 and 2018, respectively	$11,749	$1,368
Current portion of capital lease obligations	2,395	500
Accounts payable	42,734	37,265
Income taxes payable	—	984
Accrued expenses and other current liabilities	16,661	27,620
Customer deposits	8,627	9,908
Total current liabilities	82,166	77,645
Line of credit	21,871	36,706
Long-term debt, net of current portion and financing fees of $1,107 and $1,618 at December 31, 2019 and 2018, respectively	141,299	142,442
Long-term capital lease obligations	6,907	1,544
Other long-term liabilities	6,757	8,983
Total liabilities	259,000	267,320
Commitments and contingencies (Note 11)	—	—
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,139,542 shares issued and 25,106,402 outstanding at December 31, 2019 and 25,682,669 issued and outstanding at December 31, 2018	251	257
Treasury stock, 33,140 shares at December 31, 2019, at cost	(391)	—
Additional paid-in capital	161,396	156,601
Retained earnings (accumulated deficit)	19	(8,164)
Total stockholders’ equity	161,275	148,694
Total liabilities and stockholders' equity	$420,275	$416,014

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31,
(in thousands, except share data)	2019	2018	2017
Revenue, net	$610,373	$489,757	$352,952
Cost of revenue	446,299	356,303	249,063
Gross profit	164,074	133,454	103,889
Selling, general and administrative expenses	144,816	121,357	97,727
Income from operations	19,258	12,097	6,162
Other expense:
Interest expense	17,220	11,426	12,761
Loss on extinguishments of debt	—	42	988
Other (income) expense, net	(6,467)	2,115	439
Total other expense, net	10,753	13,583	14,188
Income (loss) before provision for income taxes	8,505	(1,486)	(8,026)
Provision for income taxes	1,521	989	3,320
Net income (loss)	$6,984	$(2,475)	$(11,346)
Less: net loss attributable to Predecessor	—	—	(5,657)
Net income (loss) attributable to Select Interior Concepts, Inc.	$6,984	$(2,475)	$(5,689)
Income (loss) per basic and diluted share of common stock
Basic Class A Common Stock	$0.28	$(0.10)	$(0.22)
Basic Class B Common Stock	—	—	$(0.22)
Diluted Class A Common Stock	$0.27	$(0.10)	$(0.22)
Diluted Class B Common Stock	—	—	$(0.22)
Weighted average shares outstanding
Basic Class A Common Stock	25,296,955	25,634,342	19,650,000
Basic Class B Common Stock	—	—	5,964,626
Diluted Class A Common Stock	25,431,677	25,634,342	19,650,000
Diluted Class B Common Stock	—	—	5,964,626

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2019, 2018 and 2017

	Predecessor		Class A Stockholders		Class B Stockholders
(in thousands, except share data)	Member Units	Members’ Capital	Class A Common Stock Shares	Class A Common Stock	Class B Common Stock Shares	Class B Common Stock	Treasury Stock, at Cost	Total Additional Paid-in Capital	Total Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2017	55,920,939	$39,741	—	$—	—	$—	$—	$—	$—	$39,741
Issuance of Class E-1 Units to existing members	21,736,168	—	—	—	—	—	—	—	—	—
Issuance of Class E-2 Units to Aquarius Seller, Inc. and an existing member	7,156,106	10,030	—	—	—	—	—	—	—	10,030
Dividends issued	—	(35,421)	—	—	—	—	—	—	—	(35,421)
Equity-based compensation (See Note 12)	4,175,844	7,345	—	—	—	—	—	—	—	7,345
Net loss prior to November 2017 Restructuring Transactions and November 2017 Private Offering and Private Placement	—	(5,657)	—	—	—	—	—	—	—	(5,657)
Balance prior to November 2017 Restructuring Transactions and November 2017 Private Offering and Private Placement	88,989,057	16,038	—	—	—	—	—	—	—	16,038
Contribution of member units for Class B Common Stock	(57,361,484)	(10,264)	—	—	9,244,112	92	—	10,172	—	-
Repurchase of member units	(31,627,573)	(5,774)	—	—	—	—	—	(56,952)	—	(62,726)
Repurchase and retirement of Class B Common Stock	—	—	—	—	(5,379,486)	(53)	—	(59,981)	—	(60,034)
Sale of Class A Common Stock in November 2017 Private Offering and Private Placement, including follow-on offering of 3,000,000 shares of Class A Common Stock	—	—	21,750,000	217	—	—	—	240,284	—	240,501
Deferred tax asset adjustment	—	—	—	—	—	—	—	19,845	—	19,845
Balance subsequent to November 2017 Restructuring Transactions and November 2017 Private Offering and Private Placement	—	—	21,750,000	217	3,864,626	39	—	153,368	—	153,624
Equity-based compensation	—	—	—	—	—	—	—	152	—	152
Net loss subsequent to November 2017 Restructuring Transactions and November 2017 Private Offering and Private Placement	—	—	—	—	—	—	—	—	(5,689)	(5,689)
Balance as of December 31, 2017	—	—	21,750,000	217	3,864,626	39	—	153,520	(5,689)	148,087
Equity-based compensation	—	—	27,646	—		—	—	2,528	—	2,528
Issuances of Class A and Class B Stock	—	—	752	1	39,645		—	553	—	554
Special stock dividend and Class B cancellation	—	—	226,511	2	(226,511)	(2)	—	—	—	—
Conversion of Class B Stock to Class A Stock	—	—	3,677,760	37	(3,677,760)	(37)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,475)	(2,475)
Balance as of December 31, 2018	—	—	25,682,669	257	—	—	—	156,601	(8,164)	148,694
Cumulative effect adjustment (Note 3)	—	—	—	—	—	—	—	—	1,199	1,199
Equity-based compensation	—	—	—	—	—	—	—	4,797	—	4,797
Issuance of Class A common stock due to restricted stock vesting	—	—	256,873	2	—	—	—	(2)	—	—
Repurchase of Class A common stock	—	—	—	—	—	—	(391)	—	—	(391)
Retirement of Class A common stock	—	—	(800,000)	(8)	—	—	—	—	—	(8)
Net income	—	—	—	—	—	—	—	—	6,984	6,984
Balance as of December 31, 2019	—	$—	25,139,542	$251	—	$—	$(391)	$161,396	$19	$161,275
See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$6,984	$(2,475)	$(11,346)
Adjustments to reconcile net income (loss) to net provided by cash (used in) operating activities:
Depreciation and amortization	24,157	20,487	14,816
Change in fair value of earn-out liabilities	(6,029)	2,109	—
Equity-based compensation	5,740	2,528	7,497
Deferred (benefit from) provision for income taxes	(1,494)	(4,186)	2,929
Amortized interest on deferred debt issuance costs	610	663	558
Loss on extinguishment of debt	—	42	988
Increase (decrease) in allowance for doubtful accounts	349	283	(127)
(Gain) loss on disposal of property and equipment, net	(223)	(139)	57
Changes in operating assets and liabilities:
Accounts receivable	1,225	(4,370)	(8,784)
Inventories	979	1,209	(24,024)
Prepaid expenses and other current assets	(3,012)	151	(1,616)
Other assets	(12)	(174)	(110)
Accounts payable	5,194	(11,891)	9,166
Accrued expenses and other current liabilities	(2,212)	3,847	2,965
Income taxes payable / receivable	(1,905)	1,240	(2,405)
Customer deposit	(1,281)	2,888	1,069
Other long-term liabilities	1,885	—	—
Net cash provided by (used in) operating activities	30,955	12,212	(8,367)
Cash flows used in investing activities
Purchase of property and equipment	(9,169)	(8,507)	(4,218)
Proceeds from disposal of property and equipment	65	6	144
Acquisition of T.A.C. Ceramic Tile Co., net of cash acquired	—	(40,189)	—
Acquisition of Summit Stoneworks, LLC	—	(16,000)	—
Acquisition of The Tuscany Collection, LLC	—	(4,152)	—
Acquisition of NSI, LLC	—	(290)	—
Acquisition of Elegant Home Design, LLC (Indemnity payment in 2019)	(1,000)	(11,492)	—
Acquisition of Pental Granite and Marble, LLC, net of cash acquired	—	—	(88,001)
Acquisition of Greencraft Holdings, LLC, net of cash acquired (Escrow release payment in 2019)	(3,000)	—	(26,762)
Acquisition of Intown Design, Inc.	(11,537)	—	—
Net cash used in investing activities	(24,641)	(80,624)	(118,837)
Cash flows provided by (used in) financing activities
Dividends issued	—	—	(35,421)
Repurchase of member units	—	—	(62,725)
Repurchase and retirement of Class B Common Stock	—	—	(60,035)
Proceeds from November 2017 Private Offering and Private Placement, net of issuance costs of $18.0 million	—	—	240,501
Payment of Greencraft Holdings, LLC earn-out liability	(5,794)	—	—
Proceeds from ERP financing	2,725	—	—
Proceeds from issuance of equity	—	553	30
Proceeds from (payments on) line of credit, net	(14,934)	17,886	8,242
Proceeds from term loan	11,500	57,250	130,000
Term loan deferred issuance costs	—	(958)	(2,952)
Purchase of treasury stock	(399)	—	—
Payments on notes payable and capital leases	(1,921)	(1,454)	(667)
Principal payments on long-term debt	(1,851)	(1,050)	(88,949)
Net cash provided by (used in) financing activities	(10,674)	72,227	128,024
Net (decrease) increase in cash and restricted cash	(4,360)	3,815	820
Cash and restricted cash, beginning of period	9,362	5,547	$4,727
Cash and restricted cash, end of period	$5,002	$9,362	$5,547
Supplemental disclosures of cash flow information
Cash paid for interest	$16,411	$10,445	$12,146
Cash paid for income taxes, net of refunds	$4,899	$3,845	$2,762
Supplemental disclosures of non-cash investing and financing activities
Deferred tax asset adjustment related to November 2017 Restructuring Transactions	$—	$—	$19,845
Acquisition of Pental Granite and Marble, LLC, Rollover Equity	$—	$—	$10,000
Contribution of 57,361,484 member units for 9,244,112 shares of Class B Common Stock	$—	$—	$10,264
Measurement period adjustment related to acquisition of Greencraft Holdings, LLC	$—	$317	$—
Measurement period adjustment related to acquisition of T.A.C. Ceramic Tile Co.	$498	$—	$—
Earn-out purchase price adjustment for Summit Stoneworks, LLC	$—	$1,851	$—
Earn-out purchase price adjustment for T.A.C. Ceramic Tile Co.	$—	$2,265	$—
Earn-out purchase price adjustment for Intown Design, Inc.	$2,010	$—	$—
Acquisition of Elegant Home Design, LLC, indemnity holdback	$—	$1,000	$—
Acquisition of equipment and vehicles with long-term debt and capital leases	$8,251	$1,804	$1,270

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Business Description

Organization and Nature of Operations

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (“SIC” or the “Company”).

SIC is a Delaware corporation that was restructured in November 2017 to be a holding company on which to consolidate diversified building products and services companies with a primary focus on providing products and services related to the interior of all types of buildings. Through its two primary operating subsidiaries and segments, Residential Design Services, LLC (f/k/a TCFI LARK LLC) (“RDS”) and Architectural Surfaces Group, LLC (f/k/a TCFI G&M LLC) (“ASG”), SIC imports and distributes natural and engineered stone slabs for kitchen and bathroom countertops, operates design centers that merchandise interior products, and provides installation services. SIC’s interior product offerings include flooring, cabinets, countertops, and wall tile. RDS operates throughout California, Reno, Nevada, Phoenix, Arizona, Austin, Texas, Manassas, Virginia, Elkridge, Maryland, Atlanta, Georgia, and Charlotte, North Carolina. ASG has operations in the Northeast, Southeast, Southwest, Midwest, Mountain West, and West Coast regions of the United States.

The SIC platform originated in September 2014, when affiliates of Trive Capital Management LLC (“Trive Capital”) acquired RDS, which in turn acquired the assets of PT Tile Holdings, LP (“Pinnacle”) in February 2015, and 100% of the equity interests in Greencraft Holdings, LLC (“Greencraft”) in December 2017.  RDS then acquired the assets of Summit Stoneworks, LLC (“Summit”) in August 2018,  100% of the equity interests in T.A.C. Ceramic Tile Co. (which we refer to as “TAC”) in December 2018, and acquired the assets of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019.

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

The reorganization transactions were treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. Accordingly, the 2017 consolidated historical results of SIC includes the results under the “as if pooling” method.

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

The November 2017 Restructuring Transactions resulting in the transfer of RDS and ASG to subsidiaries of SIC was determined to be a combination of interests between commonly controlled entities and, as such, the Company accounted for the transactions using “as if pooling” accounting. Accordingly, the consolidated and results of SIC includes the results of both RDS and ASG for all of 2017 under the “as if pooling” method. The assets and liabilities of RDS and ASG will also be reflected at their historical cost, as determined in accordance with the requirements of ASC 805 when consolidated into the accounts of SIC in a manner similar to a pooling of interests.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Earnings (Loss) per Common Share

For the years ended December 31, 2019 and 2018, basic earnings per share for common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  For the years ended December 31, 2019 and 2018, common stock consists of only Class A Common Stock, since in August 2018, each then remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.  Diluted earnings per share for common stock is computed by dividing net income (loss) plus the dilutive effect of restricted stock-based awards using the treasury stock method.

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

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2019 and 2018, and the period between the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement and December 31, 2017:

(in thousands, except share and per share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017
Net income (loss)	$6,984	$(2,475)	$(5,689)
Weighted average shares of common stock outstanding:
Basic common stock outstanding	25,296,955	25,634,342	25,614,626
Dilutive common stock outstanding	25,431,677	25,634,342	25,614,626
Earnings per share of common stock:
Basic common stock outstanding	$0.28	$(0.10)	$(0.22)
Dilutive common stock outstanding	$0.27	$(0.10)	$(0.22)

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Restricted Cash

At December 31, 2018, the Company had restricted cash of $3.0 million. The restricted cash consisted of funds held in escrow related to the Greencraft acquisition. Upon release and payment of these funds in 2019, no amount of restricted cash is held as of December 31, 2019.

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

There is no earn-out liability recorded as of December 31, 2019 associated with the acquisition of Summit Stoneworks, LLC (“Summit”) in August 2018.  The recorded fair value liability for the earn-out as of December 31, 2018 was $1.9 million. This liability was classified as a Level 3 fair value estimate at December 31, 2018 and is no longer a Level 3 fair value estimate as of December 31, 2019 as the underlying inputs are now known and the earn-out target criteria was not met. Adjustments reducing the fair value of the earn-out liability by $1.9 million were recorded within other (income) expense for the year ended December 31, 2019.

There is no earn-out liability recorded as of December 31, 2019 associated with the acquisition of T.A.C. Ceramic Tile Co, LLC (“TAC”) in December 2018.  The recorded fair value liability for the earn-out as of December 31, 2018 was $2.3 million. This liability was classified as a Level 3 fair value estimate at December 31, 2018 and is no longer a Level 3 fair value estimate as of December 31, 2019 as the underlying inputs are now known and the earn-out target criteria was not met. Adjustments reducing the fair value of the earn-out liability by $2.3 million were recorded within other (income) expense for the year ended December 31, 2019.

The earn-out liability associated with the acquisition of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019 is classified as Level 3 and is valued using an option pricing model.  The allocated fair value of this liability was estimated at $2.0 million at acquisition.  The fair value of this earn-out liability was reduced to zero as of December 31, 2019.  The assumptions used in preparing the option pricing model include estimates for future earnings from Intown products and services, a volatility factor of 25%, and a risk adjusted rate of 12% at December 31, 2019. An adjustment decreasing the fair value of the earn-out liability by $2.0 million was recorded within other (income) expense for the year ended December 31, 2019.

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

At December 31, 2019 and December 31, 2018, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during 2019 or 2018, other than the Summit and TAC earn-out liabilities from Level 3 during 2019 and the Greencraft earn-out liability from Level 3 during 2018 due to the availability of observable and known inputs to calculate the fair value of the liabilities as of December 31, 2019 and 2018, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company continually assesses the collectability of outstanding customer invoices; and if deemed necessary, maintains an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, personal guarantees, credit insurance, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a customer’s ability to pay. The Company also has the ability to place liens against the significant amount of RDS customers in order to secure receivables.  Actual customer collections could differ from the Company’s estimates. At December 31, 2019 and 2018, the Company’s allowance for doubtful accounts was $0.8 million and $0.5 million, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The Company capitalizes internal-use software as property and equipment under ASC 350-40, Internal-Use Software.  Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Range of estimated useful lives
Machinery and equipment	5 - 7 years
Vehicles	3 - 5 years
Furniture and fixtures	3 - 7 years
Computer equipment	3 - 5 years
Leasehold improvements	Shorter of 15 years or the remaining lease term

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the years ended December 31, 2019 and 2018.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company accounts for goodwill in accordance with FASB ASC topic 350, Intangibles-Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets having indefinite useful lives. ASC topic 350 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires the Company to test goodwill for impairment at least annually. The Company tests for impairment of goodwill annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company identified RDS and ASG as reporting units and determined each reporting unit’s fair value substantially exceeded such reporting unit’s carrying value. There were no impairment charges related to goodwill for the years ended December 31, 2019 and 2018. (See Note 8).

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

Warranty Obligations

The Company offers supplier-specific product warranties to its customers. In estimating future warranty obligations, the Company considers various relevant factors, including its warranty policies and practices and those of its suppliers, the historical frequency of claims, the cost to replace products under warranty, and the amounts expected to be reimbursed by suppliers. On certain products, customer warranty claims are covered directly by the manufacturer of the product. Management estimates its warranty obligation at December 31, 2019 and 2018, to be minimal, and therefore, the Company has not recorded a significant provision for accrued warranty costs.

Operating Leases

The Company accounts for rent expense for its operating leases on a straight-line basis in accordance with authoritative guidance on accounting for leases. The Company leases its corporate, administrative, retail and manufacturing facilities over terms expiring between 2020 and 2029. The Company also leases certain office and warehouse equipment over terms expiring between 2020 and 2023. The term of the lease is considered its initial obligation period, which does not include option periods. The leases may have renewal clauses exercisable at the option of the Company and contain rent holidays and/or rent escalation clauses. The Company includes scheduled rent holidays and rent escalation clauses for the purposes of recognizing straight-line rent over the lease term.

Capital Leases

The Company finances the acquisition of certain vehicles and equipment with capital leases. The acquisition costs are recognized as property, plant and equipment (“PP&E”) on the consolidated balance sheets at fair value at the inception of the lease, or, if lower, at the present value of the minimum lease payments as determined at the inception of the lease. The acquisition costs are amortized over the useful life on the same basis as owned vehicles or, where shorter, the term of the capital lease. Amortization expense is recorded as accumulated amortization on the consolidated balance sheets. The capital lease liability owed to the lessor is included in the consolidated balance sheets as a capital lease obligation. Lease payments are apportioned between interest expense and a reduction of the lease obligation so as to achieve a constant rate of interest on the remaining balance of the liability.

Revenue Recognition

The Company’s revenue derived from the sale of imported granite, marble, and related items, primarily in our ASG operating segment, is recognized at a point in time when control over a product is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the branch or when goods are delivered to a customer location.

The Company’s contracts with its home builder customers within our RDS operating segment are usually short-term in nature and will generally range in length from several days to several weeks.  The Company’s contracts related to multi-family and commercial projects are generally long-term in nature. We recognize revenue from both short-term and long-term contracts for each distinct performance obligation identified over time on a percentage-of-completion basis of accounting, utilizing the output method as a measure of progress, as we believe this represents the best measure of when goods and services are transferred to the customer.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Revenue is measured at the transaction price, which is based on the amount of consideration the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration, such as any returns and sales incentives. Applicable customer sales taxes, when remitted, are recorded as a liability and excluded from revenue on a net basis.

In the fourth quarter of 2019, the Company adopted ASU 2014-09, the new accounting standard under ASC Topic 606, using the modified retrospective method as of January 1, 2019.  (See Note 3)

Cost of Revenue

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

Shipping and Handling Charges

Fees charged to customers for shipping and handling of product are included in revenues. The costs for shipping and handling of product are recorded as a component of cost of revenue.  Additionally, we consider shipping and handling costs charged to a customer as a fulfillment cost rather than a promised service and expense as incurred.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2019, 2018, and 2017 totaled $1.2 million, $2.5 million and $1.4 million, respectively.

Equity based compensation

The Company accounts for equity based awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service or performance period, which is usually equivalent to the vesting period. Forfeitures are recognized as they occur. (See Note 12)

Income Taxes

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

The Company’s policy is to recognize interest and/or penalties related to all tax positions as income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company has recognized $0.4 and $0.5 million in combined interest and penalties related to uncertain tax positions for the year ended December 31, 2019 and 2018, respectively.

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

The Company has identified two operating segments that meet all three of the criteria, RDS and ASG. Each of these operating segments provides products and services that generate revenue and incur expenses as they engage in business activities and maintains discrete financial information. Additionally, the Company’s chief operating decision maker, the Chief Executive Officer, reviews financial performance, approves budgets and allocates resources at the RDS and ASG operating segment level.

Recently Issued and Adopted Accounting Pronouncements

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction, and software industries. The ASU core principal is to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2014-2016, the FASB issued various amendments to this topic and the amendments clarified certain positions and extended the implementation date until annual periods beginning after December 15, 2018. During the quarter ended December 31, 2019, the Company adopted this guidance on a modified retrospective basis. For contracts which were not completed as of January 1, 2019, revenue related to our short-term contracts with homebuilder customers, primarily in our RDS operating segment, are now recognized over time based on the extent of progress towards completion of the individual performance obligations, instead of under the completed contract method, because of continuous transfer of control to the customer.  There was no material impact on our revenue recognition for our multi-family contracts that are currently recognized under the existing percentage-of-completion method of accounting, due to the comparable methodology of revenue recognition under the updated guidance. There was also no material impact from adoption related to our sales of imported granite, marble, and related items of our ASG operating segment, as the Company has concluded that it has substantially similar performance obligations and recognition timing under the amended guidance.  We recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019 of approximately $1.2 million. (See Note 3).

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

In August 2016, the FASB issued ASU 2016–15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides specific guidance on eight cash flow classification and presentation issues arising from certain cash receipts and cash payments that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. As an emerging growth company utilizing the extended transition period for new accounting pronouncements, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The amendments in this ASU are applied using a retrospective approach. The adoption did not have a significant effect on the Company’s consolidated financial position or results of operations.

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

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805)—Clarifying the Definition of a Business. This ASU provides additional guidance in regards to evaluating whether a transaction should be treated as an asset acquisition (or disposal) or a business combination. Particularly, the amendments to this ASU provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This clarification reduces the number of transactions that needs further evaluation for business combination. The Company adopted this standard on January 1, 2019 in evaluating acquisitions.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits reclassification of the income tax effects of the Tax Act on other accumulated comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance became effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of asset not to recognize lease assets and lease liabilities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates which delays the effective date of ASU 2016-02 until fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.  The Company is currently evaluating the impact of the provisions of ASU 2016-02 on the presentation of its consolidated financial statements and related disclosures.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-03) which amends ASC 326 “Financial Instruments—Credit Losses.”  Subsequent to the issuance of ASU 2016-13, ASC 326 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update.  The new guidance introduces the current expected credit loss (CECL) model, which will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses.  Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates which delays the effective date of ASU 2016-13 until fiscal years beginning after December 15, 2021.  The Company is currently evaluating the impact of the provisions of ASU 2016-13 on the presentation of its consolidated financial statements and related disclosures.

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

Also, in August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. ASU 2018-15 is effective for fiscal years beginning after December 15, 2020. Early adoption of the amendments in ASU 2018-15 is permitted, including adoption in any interim period, for all entities. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” which amends ASC 740 “Income Taxes” (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Revenue

In the fourth quarter of 2019, the Company adopted ASU 2014-09, the new accounting standard under ASC Topic 606, using the modified retrospective method as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous standard, Topic 605.

The Company recorded a $1.2 million cumulative effect adjustment as an increase to opening retained earnings due to the impact of adopting Topic 606, with the impact primarily related to the change in accounting for certain of the RDS short-term home builder contracts that were previously accounted for on a completed contract basis, whereas, under ASC 606, the Company now recognizes revenue associated with these contracts for the individual performance obligations over time as the service is performed and the transfer of control occurs. There was no impact upon adoption on long-term multi-family or commercial contracts that were already recognized under the percentage-of-completion method of accounting under Topic 605.  Additionally, there was no material impact related to the sales of imported granite, marble, and related items of the ASG operating segment, due to similar performance obligations and recognition timing under the amended guidance.

The cumulative effect of the changes made to the Consolidated Balance Sheet as of January 1, 2019 for the adoption of Topic 606 was as follows (in thousands):

Consolidated Balance Sheet	Balance at December 31, 2018	Adjustments due to 606 Adoption	Balance at January 1, 2019
Assets
Prepaid expenses and other current assets	$2,809	$5,261	$8,070
Deferred tax assets, net	9,355	(409)	8,946
Inventory	108,270	(3,455)	104,815

Liabilities
Accrued expenses and other current liabilities	$27,620	$198	$27,818

Equity
Accumulated deficit	$(8,164)	$1,199	$(6,965)

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Revenue (Continued)

Impact of Topic 606 Revenue Recognition Standard on 2019 Financial Statement Line Items

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet was as follows (in thousands):

	For the year ended December 31, 2019
Consolidated Statement of Operations	As Reported	Balances without Adoption	Impact of Adoption
Revenue, net	$610,373	$609,899	$474
Cost of revenue	446,299	445,890	409
Selling, general, and administrative expenses	144,816	144,832	(16)
Provision for income taxes	1,521	1,500	21
Net income	6,984	6,924	60

	As of December 31, 2019
Consolidated Balance Sheet	As Reported	Balances without Adoption	Impact of Adoption
Assets
Prepaid expenses and other current assets	$11,083	$5,348	$5,735
Income taxes receivable	2,184	1,561	623
Inventory	104,741	108,605	(3,864)
Deferred tax assets, net	10,550	11,603	(1,053)

Liabilities
Accrued expenses and other current liabilities	$16,661	$16,479	$182

Equity
Retained earnings (accumulated deficit)	$19	$(1,240)	$1,259

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, revenue in excess of billings, customer deposits, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract assets

The Company’s contract assets consist of unbilled amounts typically resulting from sales under contracts when the revenue recognized exceeds the amount billed to the customer, generally in the RDS operating segment revenues derived from homebuilders and commercial and multifamily projects. Contract assets are recorded in other current assets in the Company’s Consolidated Balance Sheets.  The Company had contract assets of $5.7 million as of December 31, 2019.  For comparative purposes, the contract assets as of January 1, 2019 that reflect the adoption of ASC 606 are $5.3 million. The Company’s contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date.

Contract liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation or has billings in excess of revenue recognized. Contract liabilities related to revenues are recorded in customer deposits in the Company’s Consolidated Balance Sheets. The Company had total contract liabilities of $8.6 million and $9.9 million as of December 31, 2019 and 2018, respectively.  Contract liabilities are normally recognized to net sales within three to six months subsequent to each balance sheet date.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Revenue (Continued)

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period, and relate primarily to multi-family or commercial revenue.  For the years ended December 31, 2019 and 2018, multi-family and commercial projects accounted for approximately 3% and 2% of the Company’s combined revenues, respectively.  As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $4.5 million. The Company expects to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 12 months. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue from contracts with customers is disaggregated differently for each reporting segment as this is how management evaluates the nature, amount, timing and uncertainty of revenue and cash flows as affected by economic factors.  RDS operating segment revenues are disaggregated by geographic area within the United States.  ASG operating segment revenues are disaggregated by product category.

The following table presents net revenue for the RDS operating segment disaggregated by geographical area for the year ended December 31, 2019:

RDS
(in thousands)	2019	%
East	$93,274	25%
Central	17,100	5%
West	258,200	70%
	$368,574	100%

The East consists of Virginia, Maryland, North Carolina and Georgia; the Central consists of Texas, and the West consists of California, Nevada and Arizona.

The following table presents net revenue for the ASG operating segment disaggregated by product category for the year ended December 31, 2019:

ASG
(in thousands)	2019	%
Quartz	$138,500	57%
Stone	75,511	31%
Tile	20,211	8%
Other	10,567	4%
	$244,789	100%

4. Concentrations, Risks and Uncertainties

The Company maintains cash balances primarily at one commercial bank per legal entity. The accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

Credit is extended for some customers and is based on financial condition, and generally, collateral is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

For the years ended December 31, 2018 and 2017, the Company recognized revenue from one customer which accounted for 11.4% and 12.6% of total revenue, respectively. The Company did not have any one customer which accounted for more than 10% of total revenues during the year ended December 31, 2019.  There were no customers which accounted for 10% or more of total accounts receivable, as of December 31, 2019 and 2018.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions

Intown Acquisition

On March 1, 2019, RDS acquired the assets of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”), an installer of residential and light commercial countertops and cabinets, for total cash consideration of $10.7 million at closing and an additional $0.8 million of purchase price adjustments that were funded in June 2019.  The purchase agreement also provides for potential earn-out consideration to the former shareholders of Intown in connection with the achievement of certain 2019 and 2020 financial milestones. The final earn-out payment has no maximum limit, but if certain targets are not met, there may be no earn-out payment. The contingent earn-out consideration had an estimated purchase price fair value of $2.0 million as of March 31, 2019.  As of December 31, 2019, the fair value of the earn-out was reduced to zero.  This adjustment of $2.0 million was recorded within other (income) expense as of December 31, 2019.

The upfront cash paid for the Intown acquisition was financed with additional borrowings from the Company’s third-party financing agreement described in Note 10. The Intown acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective fair values as of the acquisition date. The total purchase price consisted of the following:

(in thousands)	Amount
Cash consideration	$11,537
Fair value of earn-out	2,010
$13,547

RDS acquired Intown to further diversify RDS’ geographic mix and channel strength. The goodwill recorded reflects the strategic value of the acquisition beyond the net value of its assets acquired less liabilities assumed. Goodwill of $0.1 million is deductible for tax purposes.

The Company incurred approximately $0.4 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations. The Company has performed a valuation of the acquired assets and assumed liabilities of Intown. Using the total consideration for the acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the allocation of the purchase price as of the transaction’s closing date.

(in thousands)	Amount
Accounts receivable	$1,392
Inventory	1,155
Property and equipment	1,092
Goodwill	4,698
Other intangible assets	5,310
Total assets acquired	$13,647
Total liabilities	100
Total consideration	$13,547

An adjustment of approximately $0.8 million was recorded in the fourth quarter of 2019 to reduce the fair value of inventory and to increase the value of goodwill.  From the date of acquisition to December 31, 2019, Intown generated revenue of $17.8 million and net income of $2.2 million, which are included in the Company’s Condensed consolidated statements of operations.

Pro Forma Results

The following unaudited pro forma information for the year ended December 31, 2019 and 2018 has been prepared to give effect to the acquisition of Intown as if the acquisition had occurred on January 1, 2018. The pro forma information takes into account the preliminary purchase price allocation. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Intown acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

	Year Ended December 31,
	2019	2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$613,225	$510,465
Net income (loss)	$6,787	$(1,736)

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the years ended December 31, 2019 and 2018.
•

General and administrative expenses were based on actual results adjusted by $0.1 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•

Actual interest expense was adjusted by $0.2 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively, for the imputed interest on the acquired debt issued to fund the acquisition.

•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

Bedrock Acquisition

On January 31, 2018, ASG acquired the assets of a slab and tile distributor, Elegant Home Design, LLC (“Bedrock”), for total consideration of $12.5 million with cash consideration of $11.5 million and $1.0 million accrued liability recorded as security for and source of payment of sellers’ obligations that occur within one year subsequent to the acquisition. The outstanding balance remaining of $1.0 million was paid in cash to the sellers in 2019. In addition to the consideration paid for Bedrock, the Company agreed to pay up to an additional $3.0 million to be allocated among three individuals, subject to Bedrock meeting certain financial conditions defined in the purchase agreement and such individuals maintaining continuous employment with the Company through January 31, 2019.  These financial conditions were not met and accordingly, no payout was made to these individuals.  The Company did not record any compensation expense associated with this provision in 2019 or 2018.

The Bedrock acquisition was financed with $6.25 million of borrowing from the Company’s term loan described in Note 10 and the remainder from ASG’s line of credit described in Note 9. The Bedrock acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective estimated fair values as of the acquisition date.

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

(in thousands)	Amount
Accounts receivable	$2,543
Inventory	13,425
Other current assets	163
Property and equipment	374
Goodwill	381
Other intangible assets	1,505
Other assets	60
Total assets acquired	$18,451
Total liabilities	5,959
Total consideration	$12,492

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

NSI Acquisition

On March 19, 2018, ASG acquired the assets of NSI, LLC, a Maryland limited liability company (“NSI”), for approximately $0.3 million in cash. The NSI acquisition and related transaction costs were financed by ASG’s line of credit described in Note 9. The NSI acquisition was accounted for under the acquisition method of accounting, and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective estimated fair values as of the acquisition date.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

The Company performed a valuation of the acquired assets and assumed liabilities of NSI.  The goodwill is deductible for tax purposes. The following table summarizes the estimated allocation of the preliminary purchase price as of the transaction’s closing date:

(in thousands)	Amount
Accounts receivable	$251
Inventory	689
Goodwill	390
Total assets acquired	$1,330
Total liabilities	1,040
Total consideration	$290

From the date of the NSI acquisition to December 31, 2018, revenue and net income generated by NSI was not significant. Pro forma revenues and net income for the years ended December 31, 2018 and 2017, respectively, were not significant. There were no significant direct acquisition costs associated with the NSI acquisition.

Tuscany Acquisition

On August 22, 2018, ASG acquired the assets of The Tuscany Collection, LLC (“Tuscany”), a distributor of natural stone, quartz and tile in Las Vegas, Nevada, for approximately $4.2 million in cash. The Tuscany acquisition and related transaction costs were financed by the Company’s line of credit described in Note 9. The Tuscany acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective estimated fair values as of the acquisition date.

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

(in thousands)	Amount
Accounts receivable	$167
Inventory	2,258
Goodwill	1,081
Other intangible assets	2,685
Other current assets	161
Total assets acquired	$6,352
Total liabilities	2,200
Total consideration	$4,152

Total goodwill deductible for tax purposes is $1.1 million.  From the date of the Tuscany acquisition to December 31, 2018, revenue and net income generated by Tuscany was not significant. Pro forma revenues and net income for the periods ended December 31, 2018 and 2017, respectively, were not significant.

Summit Acquisition

On August 31, 2018, RDS acquired the assets of Summit Stoneworks, LLC (“Summit”), which is located in Austin, Texas, and is engaged in builder design services and the fabrication and installation of stone products for commercial and residential applications, for $16 million in cash. The agreement also provides for potential earn-out consideration of up to $3.5 million to the former shareholders of Summit for the achievement of certain 2018 and 2019 financial milestones. The contingent earn-out consideration had an estimated fair value of $1.9 million at the date of acquisition and at December 31, 2018, which was subsequently reduced to zero during 2019. During the year ended December 31, 2019, no payments were made on the earn-out as the financial milestones were not met. An adjustment of $1.9 million was recorded within other (income) expense as of December 31, 2019.  The Summit acquisition was financed from the Company’s term loan described in Note 10. The Summit acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective fair values as of the acquisition date.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

The total purchase price consisted of the following:

(in thousands)	Amount
Cash consideration	$16,000
Fair value of earn-out	1,851
$17,851

The Company incurred approximately $0.3 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations.  The Company performed a valuation of the acquired assets and assumed liabilities of Summit.

The acquisition expands the scale of the RDS segment into Austin and San Antonio, Texas markets.  The goodwill recorded reflects the strategic value of the acquisition beyond the net value of its assets acquired less liability assumed.

The following table summarizes the allocation of the purchase price as of the transaction’s closing date:

(in thousands)	Amount
Accounts receivable	$1,249
Inventory	1,059
Property and equipment	1,042
Goodwill	8,304
Other intangible assets	8,280
Other assets	14
Total assets acquired	$19,948
Total liabilities	2,097
Total consideration	$17,851

Total goodwill deductible for tax purposes is $6.4 million.  From the date of the Summit acquisition to December 31, 2018, Summit generated revenue of $5.8 million and net income of $0.4 million, which are included in the Company’s consolidated statements of operations.

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

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

The agreement also provides for potential earn-out consideration to the former shareholders of TAC for the achievement of certain 2019 financial milestones. The contingent earn-out consideration had an estimated fair value of $2.3 million at the date of acquisition which was reduced to zero as of December 31, 2019. During the year ended December 31, 2019, no payments were made on the earn-out as the financial milestones were not met.  This adjustment of $2.3 million was recorded within other (income) expense for the year ended December 31, 2019.  The TAC acquisition was financed from the Company’s term loan described in Note 10. The TAC acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective fair values as of the acquisition date.

The total purchase price consisted of the following:

(in thousands)	Amount
Cash consideration	$41,210
Fair value of earn-out	2,265
$43,475

The Company incurred approximately $0.7 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations. Additionally, $0.4 million of deferred issuance costs incurred were capitalized. The Company has performed a valuation of the acquired assets and assumed liabilities of TAC. Using the total consideration for the TAC acquisition, the Company has estimated the allocations to such assets and liabilities.

The acquisition expands the scale of the RDS and diversifies RDS across geography, channel and product line, including the East region.  The acquisition will also assist in introducing a range of additional products to customers, including countertops and cabinets.  These factors are the basis for the excess purchase price paid over the value of the assets acquired and liabilities assumed, resulting in goodwill.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

The following table summarizes the estimated allocation of the purchase price as of the transaction’s closing date:

(in thousands)	Amount
Cash	$1,217
Accounts receivable	6,966
Inventory	4,093
Other current assets	87
Property and equipment	943
Goodwill	18,292
Other intangible assets	19,865
Other assets	4,873
Total assets acquired	$56,336
Current liabilities	1,895
Deferred income taxes	6,099
Other long-term liabilities	4,867
Total liabilities	$12,861
Total consideration	$43,475

A purchase price adjustment of approximately $0.5 million was recorded in the fourth quarter of 2019 to reduce the fair value of inventory and fixed assets and to increase the value of goodwill.  Included in other long-term liabilities at the date of acquisition is an estimated uncertain tax position of $4.4 million, as well as $0.5 million of combined interest and penalties, which is offset by a corresponding indemnification receivable recorded in other assets, as all tax liabilities pre-acquisition are indemnified by the former owners. As TAC was acquired on December 31, 2018, no revenue or net income generated by TAC was included in the Company’s 2018 consolidated statements of operations.

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

5. Acquisitions (Continued)

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

Pro Forma Results

The following unaudited pro forma information for the period ended December 31, 2017, has been prepared to give effect to the acquisition of Pental as if the acquisition had occurred on January 1, 2017. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Year Ended December 31,
2017
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$367,013
Net (loss) income	$(11,263)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results adjusted for intercompany eliminations for the year ended December 31, 2017.
•

General and administrative expenses were based on actual results adjusted by $0.7 million for the year ended December 31, 2017, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted by $1.2 million for the year ended December 31, 2017, for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate on the pro forma income before taxes.

Cosmic Acquisition

On October 2, 2017, ASG executed an asset purchase agreement with Cosmic Stone & Tile Distributors, Inc. (“Cosmic”), a New Jersey corporation. Cosmic was established in 1993 and is a slab and tile distributor serving the Tri-State area and most Mid-Atlantic States. The total purchase price was $2.0 million in cash and a $0.2 accrued liability recorded as security for and source of payment of seller’s obligations as defined in the purchase agreement that occur within one year subsequent to the acquisition. The outstanding balance remaining of $0.2 million was paid in cash to the sellers in October 2018. The purchase price was allocated as $2.0 million in inventory and $0.2 in property and equipment. From the date of the Cosmic acquisition to December 31, 2017, net revenue and net income generated by Cosmic was not significant. Pro forma revenue and net income for the period ended December 31, 2017 was not significant.

Management believes the Cosmic acquisition created a stronger combined entity through expansion into the Tri-State and Mid-Atlantic regions.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

Greencraft Acquisition

On December 29, 2017, RDS executed an agreement to purchase 100% of the equity interests of Greencraft Holdings, LLC (“Greencraft”), an Arizona limited liability company, which provides full-service as a general contractor, performing installations and renovation-based construction services with revenues generated largely from cabinet and flooring installations. Greencraft wholly owns Casa Verde, Stone and Tile, and Greencraft Interiors. Total consideration for the acquisition was $33.0 million with cash consideration of $24.2 million, $3.0 million cash placed in escrow, and an earn-out with an acquisition date fair value of $5.8 million. The agreement provides for the amount in escrow as security for and source of payment of seller’s obligations as defined in the purchase agreement that occur within one year subsequent to the acquisition.  An adjustment to the total consideration of $0.3 million was recorded during 2018. The balance remaining in escrow at December 31, 2018 was released to the sellers in January 2019. The Company has included the $3.0 million placed in escrow as restricted cash on the consolidated balance sheets and has included a liability in accrued expenses and other current liabilities for $3.0 million, the fair value of the liability due to the sellers at the release date. The agreement also provided for potential earn-out consideration of up to $8.0 million to the former shareholders of Greencraft for the achievement of certain 2018 financial milestones. The earn-out estimated fair value was $7.9 million as of December 31, 2018 and was recorded in accrued expenses and other current liabilities.  The fair value at December 31, 2018, was calculated using the actual results achieved on the 2018 financial milestones.  The earn-out was paid to the former owners in May 2019 in the amount of $8.0 million.  The change in the fair value of the earn-out of $0.1 million and $2.1 million was recorded as other (income) expense for the years ended December 31, 2019 and 2018, respectively.  The acquisition was financed with $13.5 million of long-term debt and the remaining with funds from the line of credit.

The total purchase price consisted of the following:

(in thousands)	Amount
Cash consideration	$27,218
Fair value of earn-out	5,794
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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

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

Pro Forma Results

The following unaudited pro forma information for the period ended December 31, 2017, has been prepared to give effect to the acquisition of Greencraft as if the acquisition had occurred on January 1, 2017. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Year Ended December 31,
2017
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$386,873
Net (loss) income	$(9,861)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the year ended December 31, 2017.
•

General and administrative expenses were based on actual results adjusted by $1.9 million for the year ended December 31, 2017, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted by $1.4 million for the year ended December 31, 2017, for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate on the pro forma income before taxes.

6. Inventories

Inventories are valued at the lower of cost (using specific identification and first-in first-out methods) or net realizable value. The significant components of inventory consisted of the following at December 31:

(in thousands)	2019	2018
Raw materials	$102,438	$103,193
Installations in process	2,303	5,077
	$104,741	$108,270

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Property and equipment, net

Property and equipment consisted of the following at December 31:

(in thousands)	2019	2018
Vehicles	$10,759	$8,553
Machinery and equipment	9,672	4,513
Leasehold improvements	8,962	7,992
Furniture and fixtures	6,906	7,058
Computer equipment and internal-use software	10,167	4,194
Other	1,048	526
	$47,514	$32,836
Less: accumulated depreciation and amortization	(21,020)	(13,038)
Property and equipment, net	$26,494	$19,798

Depreciation and amortization expense of property and equipment totaled $8.4 million, $6.6 million and $3.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. For the year ended December 31, 2019, $3.7 million and $4.7 million of depreciation and amortization expense was included in cost of goods sold and general and administrative expense, respectively.  For the year ended December 31, 2018, $3.7 million and $2.9 million of depreciation and amortization expense was included in cost of goods sold and general and administrative expense, respectively. For the year ended December 31, 2017, $2.1 million and $1.8 million of depreciation and amortization expense was included in cost of goods sold and general and administrative expense, respectively.

8. Goodwill and Intangible Assets

Goodwill

The change in carrying amount of goodwill by reporting unit was as follows:

(in thousands)	ASG	RDS	Total Goodwill
December 31, 2017	$43,712	$22,614	$66,326
NSI Acquisition	390	—	390
Bedrock Acquisition	381	—	381
Tuscany Acquisition	1,081	—	1,081
Summit Acquisition	—	8,304	8,304
TAC Acquisition	—	17,794	17,794
Greencraft measurement period adjustment	—	317	317
December 31, 2018	$45,564	$49,029	$94,593
Intown Acquisition	—	4,698	4,698
TAC measurement period adjustment	—	498	498
December 31, 2019	$45,564	$54,225	$99,789

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Goodwill and Intangible Assets (Continued)

Intangibles Assets

The following table provides the gross carrying amount, accumulated amortization and net book value for each class of intangible assets by reporting unit as of December 31, 2019:

(in thousands)	Gross Carrying Amount	ASG	RDS	Total Gross Carrying Amount
Customer relationships		$60,180	$60,060	$120,240
Trade names		7,740	18,090	25,830
Non-Compete agreements		50	350	400
		$67,970	$78,500	$146,470

(in thousands)	Accumulated Amortization	ASG	RDS	Total Accumulated Amortization
Customer relationships		$(19,410)	$(28,841)	$(48,251)
Trade names		(2,300)	(5,013)	(7,313)
Non-Compete agreements		(21)	(137)	(158)
		$(21,731)	$(33,991)	$(55,722)

(in thousands)	Net Book Value	ASG	RDS	Total Net Book Value
Customer relationships		$40,770	$31,219	$71,989
Trade names		5,440	13,077	18,517
Non-Compete agreements		29	213	242
		$46,239	$44,509	$90,748

The following table provides the gross carrying amount, accumulated amortization and net book value for each class of intangible assets by reporting unit as of December 31, 2018:

(in thousands)	Gross Carrying Amount	ASG	RDS	Total Gross Carrying Amount
Customer relationships		$60,180	$55,540	$115,720
Trade names		7,740	16,800	24,540
Non-Compete agreements		50	350	400
		$67,970	$72,690	$140,660

(in thousands)	Accumulated Amortization	ASG	RDS	Total Accumulated Amortization
Customer relationships		$(13,268)	$(22,609)	$(35,877)
Trade names		(1,457)	(2,543)	(4,000)
Non-Compete agreements		(9)	(59)	(68)
		$(14,734)	$(25,211)	$(39,945)

(in thousands)	Net Book Value	ASG	RDS	Total Net Book Value
Customer relationships		$46,912	$32,931	$79,843
Trade names		6,283	14,257	20,540
Non-Compete agreements		41	291	332
		$53,236	$47,479	$100,715

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Goodwill and Intangible Assets (Continued)

Amortization expense on intangible assets totaled $15.8 million, $13.9 million, and $10.9 million during the years ended December 31, 2019, 2018, and 2017, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

Year Ending December 31:
2020	$12,734
2021	12,603
2022	12,402
2023	12,038
2024	10,313
Thereafter	30,658
$90,748

9. Lines of Credit

SIC Credit Facility

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018, July 23, 2019 and August 19, 2019 (“SIC Credit Facility”), with a commercial bank, which amended and restated each of the RDS credit agreement and the ASG credit agreement in their entirety.  The SIC Credit Facility will be used by the Company, including both RDS and ASG, for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings up to an aggregate of $90 million, which was increased to $100 million through amendment entered into on August 19, 2019.

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

As of December 31, 2019, $22.2 million was outstanding under the SIC Credit Facility.  The Company also has $0.4 million in letters of credit outstanding at December 31, 2019. The SIC Credit Facility is subject to certain financial covenants. At December 31, 2019, the Company was in compliance with the financial covenants.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Lines of Credit (Continued)

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs will be amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0.1 million and $0.05 million for the years ended December 31, 2019 and 2018, respectively.  At December 31, 2019 and 2018, SIC had $0.3 million and $0.4 million, respectively, of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying Company’s consolidated balance sheets.

10. Long-Term Debt

Long-term debt consisted of the following at December 31:

(in thousands)	2019	2018
RDS equipment and vehicle notes	$489	$956
ASG term loans	154,177	144,983
	154,666	145,939
Unamortized debt issuance costs	(1,618)	(2,129)
Total long-term debt	153,048	143,810
Current portion of long-term debt, net of financing fees	$11,749	$1,368
Long-term debt, net of current portion and financing fees	$141,299	$142,442

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through May 2023.  As of December 31, 2019 and 2018, the outstanding balance on equipment and vehicle notes payable, totaled $0.5 million and $1.0 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments. The aggregate of the monthly payments was approximately $0.03 million and $0.05 million at December 31, 2019 and 2018, respectively. The interest rates on the notes ranged from 0% to 8.85% per annum for 2019 and 2018, and the weighted-average interest rate on the outstanding balances at December 31, 2019 and 2018, was 5.12% and 4.85% respectively.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At December 31, 2019 and 2018, ASG had $0.4 million and $0.7 million outstanding on this loan, respectively.

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with the lenders party thereto and Cerberus Business Finance, LLC, as the agent for the lenders (“Term Loan Facility”), which initially provided for a $105.0 million term loan facility.  The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was amended in August 2018 to adjust the borrowing capacity to $101.4 million, and was amended in December 2018 to increase the borrowing capacity to $174.2 million.  The Company borrowed an additional $11.5 million under the Term Loan Facility to fund the acquisition of Intown on March 1, 2019.  In July 2019, the agreement was amended to revise certain covenants.  On August 19, 2019, the Term Loan Facility was further amended, resulting in an adjusted rate of interest payable on borrowings under the Term Loan Facility.  Additionally, the August 19, 2019 amendment imposes a prepayment premium with respect to an optional prepayment of the term loans under the Financing Agreement occurring within fifteen months of August 19, 2019 (other than prepayments in connection with a change of control) in an amount equal to 1.50% of any such principal amount prepaid.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Long-Term Debt (Continued)

Subsequent to the August 2019 amendment, borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 4.75% for a base rate loan, or (ii) the LIBOR rate plus 6.75% for a LIBOR loan in the event the Leverage Ratio is greater than 2.40 to 1:00.  In the event the leverage ratio is less than 2.40 to 1.00, the rates decrease to either (i) the base rate plus 4.25% for a base rate loan, or (ii) the LIBOR rate plus 6.25% for a LIBOR loan.  The base rate is the greater of the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and 3.5% per annum. The interest rate assessed as of December 31, 2019 was 8.45%.  Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023).

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

In addition, the Term Loan Facility also requires the Company to prepay amounts outstanding, subject to certain exceptions (and, with respect to clauses (i) and (ii) below, certain limited reinvestment rights), with: (i) 100% of the net proceeds of any asset disposition in excess of $0.75 million in any fiscal year, (ii) 100% of any insurance or condemnation awards that are greater than $2.5 million, (iii) 100% of the net proceeds of any equity issuances, (iv) 100% of the net proceeds of any issuance of indebtedness (other than certain permitted indebtedness), and (v) 100% of any net cash proceeds received outside the ordinary course of business.  The estimated prepayment amount due under the terms of the agreement in 2020 is $10.6 million, which is classified within the current portion of long-term debt on the consolidated balance sheet as of December 31, 2019.

All term loans under the Term Loan Facility are due and payable in full on February 28, 2023, subject to earlier acceleration upon certain conditions.

Under the Term Loan Facility, the Company is required to comply with certain customary restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to (i) incur additional indebtedness and liens, (ii) pay dividends and make certain other distributions, (iii) sell or dispose of property or assets, (iv) make loans, (v) make payment of certain debt, (vi) make fundamental changes, (vii) enter into transactions with affiliates, and (viii) engage in any new businesses. The Term Loan Facility also contains certain customary representations and warranties, affirmative covenants, and reporting obligations.

As of December 31, 2019 and 2018, the Company had $153.8 million and $144.2 million outstanding, respectively, under the Term Loan Facility.

Substantially all of the Company’s assets are collateral for these loans except assets collateralized by the SIC Credit Facility which hold a senior position.  These assets include all of the Company’s accounts receivable and inventory.  The Company is also restricted from paying dividends to its stockholders.  Additionally, substantially all of the net assets of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to these term loans. The Company was in compliance with all financial and nonfinancial covenants as of December 31, 2019.

ASG incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.5 million for each of the years ended December 31, 2019, 2018 and 2017. Additionally, ASG expensed the remaining unamortized debt issuance costs for the refinanced debt of $0.6 million as extinguishment of debt in February 2017. At December 31, 2019 and 2018, the unamortized debt issuance costs related to the term loans totaled $1.6 million and $2.1 million, respectively, and are shown as a direct deduction from the liability on the accompanying consolidated balance sheets.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Long-Term Debt (Continued)

Future Maturities

At December 31, 2019, the future maturities of the Company’s long-term debt for each of the next five years and thereafter are as follow:

2020	$12,260
2021	1,191
2022	1,112
2023	140,103
$154,666
Unamortized balance remaining of financing fees	(1,618)
Total long-term debt net of financing fees	153,048
Current portion of long-term debt net of financing fees	(11,749)
Long term debt net of financing fees	$141,299

11. Commitments and Contingencies

Equity Tracking Incentive Plan

RDS granted exit payments under the Equity Tracking Incentive Program during 2015 to four executives. The executives were eligible to receive an exit payment if certain equity targets are met upon an Exit event. The amount of the Exit Payment would be based on the additional equity value achieved by the Company above the initial equity investment by TCFI LARK, LLC, net of all of the anticipated Exit Payments, on the first to occur of the following events: (i) RDS’ initial public offering, (ii) the sale of all or substantially all of the assets of RDS to an unrelated person or entity, or (iii) any other similar transaction in which Trive Capital sells or transfers all of its ownership to an unrelated third party. The Exit Payment shall vest according to the vesting scheduled denoted in the arrangement and will be settled in cash. If the executive ceases to be employed by RDS and its subsidiaries for any or no reason (other than termination for cause) prior to an Exit, the executive may become vested up to a maximum of 50% of the Exit Payment depending on the length of continued employment. The remaining 50% of the Exit Payment will vest only if the executive is employed through the date of the Exit. The Company did not recognize a liability on the date of grant or at December 31, 2016 as the relevant event had not occurred. With the November 2017 Private Offering and Private Placement item (iii) above triggered the payment under the Equity Tracking Incentive Plan to the four executives. For the year ended December 31, 2017, RDS recognized $3.5 million of general and administrative expense on the consolidated statements of operations related to these payments.

Leases

The Company leases certain vehicles and equipment under leases classified as capital leases. The leased vehicles are included as property, plant and equipment and amortized to accumulated amortization on a straight line basis over the life of the lease, typically four years. The total acquisition cost included in PP&E related to the leased vehicles is $11.2 million and $2.7 million at December 31, 2019 and 2018, respectively. Total accumulated amortization related to the leased vehicles is $1.6 million and $0.5 million at December 31, 2019 and 2018, respectively, with amortization expense totaling $1.1 million, $0.5 million and $0.05 million for the years ended December 31, 2019, 2018 and 2017, respectively. Included in the capital lease balances is approximately $2.7 million of assets that were sold and subsequently leased back during 2019 related to certain ERP software and equipment.  The transaction did not qualify for sale-leaseback accounting and no sale was recognized.  Proceeds from the transaction were reported as a financing activity in the statement of cash flows for the year ended December 31, 2019.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2023. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Three of RDS’ facility leases are with a company owned by a stockholder of SIC and six of RDS’ facility leases are with employees or contractors of RDS.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Commitments and Contingencies (Continued)

RDS also has operating leases for certain office equipment and vehicles under long-term lease agreements expiring at various dates through 2022.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through October 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. One of ASG’s facility leases are with companies owned by a related party.

SIC leases its corporate facilities under a long-term non-cancelable operating lease through October 2022.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at December 31, 2019 and 2018 was $2.2 million and $1.9 million, respectively. Aggregate rent expense for the years ended December 31, 2019, 2018, and 2017 totaled $19.1 million, $14.3 million and $7.5 million, respectively.

Aggregate future minimum payments under capital leases and noncancelable operating leases at December 31, 2019 are as follows:

(in thousands)	Capital Lease Obligations	Related Party Operating Lease Obligations	Third Party Operating Lease Obligations	Net Lease Commitments
2020	$2,752	$2,449	$12,792	$17,993
2021	2,736	2,385	11,237	16,358
2022	2,318	2,030	9,289	13,637
2023	1,111	1,282	5,856	8,249
2024	860	-	2,489	3,349
Thereafter	464	-	4,923	5,387
Total minimum lease payments	$10,241	$8,146	$46,586	$64,973
Less: amount representing interest	939
Present value of net minimum lease payments	9,302
Less: current maturities of capital lease obligations	2,395
Long-term capital lease obligations	$6,907

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Commitments and Contingencies (Continued)

Litigation

The Company experiences routine litigation in the normal course of its business. Production residential builders in California are primarily sued for alleged construction defects. As a practice, residential builders name all subcontractors in the lawsuit whether or not the subcontractor has any connection, direct or indirect, with the alleged defect. The Company, as a subcontractor, is involved in these lawsuits as a result. The Company generally has no or minimal liability in the majority of these lawsuits. The Company’s insurance policies’ self-insured retention (“SIR”) or/deductible typically ranges from $0.01 million to $0.02 million. In the event that the Company has exposure beyond its SIR/deductible, the Company’s general liability policy is triggered and the general liability insurance and the insurance carrier defends the Company in the lawsuit and is responsible for additional exposure up to policy limits. The Company has consistently maintained general liability insurance with $2.0 million aggregate and $1.0 million per occurrence limits. Management does not believe that any pending or threatened litigation will have a material adverse effect on the Company’s combined business, financial condition, results of operations, and/or cash flows.

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

Exclusive Distributor Rights

Pental’s main supplier has agreed to allow Pental exclusive distribution rights in 23 states in the United States. To maintain these rights, Pental must meet certain minimum purchase requirements. Purchase volumes through December 31, 2020 must be a minimum purchase of 90 containers per month. Using an estimated price per container based on the 2019 average price per container the future minimum purchases to maintain the exclusive rights as of December 31, 2019 are as follows:

(in thousands)	Amount
2020	$37,417

An updated exclusive distributor rights agreement with Pental’s main supplier was entered into in February 2020 and supersedes the arrangement in place at December 31, 2019.  The new agreement now encompasses all of the ASG segment and not only Pental.  The updated minimum purchase volumes agreed to, using an estimated price per container based on the 2019 average price per container, through December 31, 2025 are as follows:

(in thousands)	Amount
2020	$71,715
2021	89,384
2022	108,093
2023	128,880
2024	153,824
2025	184,589
$736,485

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Commitments and Contingencies (Continued)

If the Company falls short of these minimum requirements in any given calendar year, the Company has agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to the Company if such commitments are not met; however, the supplier reserves the right to remove exclusive distribution rights privileges.

Purchase Commitments

The Company also has contracted to minimum purchase commitments with certain suppliers.  RDS has committed to purchase $2 million in products annually for each of the calendar years 2020 and 2021 with a certain supplier. Financial penalties for not achieving the minimum purchase commitment amount are equal to 15% of the shortfall amount.

12. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares. As of December 31, 2019, there were approximately 1,825,123 shares of the Company’s common stock subject to outstanding awards and approximately 411,426 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan.

On March 26, 2019, the board of directors adopted the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which was approved at the 2019 Annual Meeting of Stockholders on May 15, 2019.  The 2019 Incentive Plan serves as the successor to the 2017 Plan; however, shares continue to be available for award grants under the 2017 plan following the effectiveness of the 2019 plan.  The maximum aggregate number of shares issuable under the 2019 plan is 1,700,000.  No awards had been issued under the 2019 Incentive Plan as of December 31, 2019.

The 2017 Plan and the 2019 Incentive Plan (collectively, “the Plans”), permit the grant of incentive stock options to employees and the grant of nonstatutory stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to the Company’s employees, directors and consultants at the sole discretion of the Company’s board of directors.

Stock Options

The Company’s board of directors administers the Plans, selects the individuals to whom options will be granted, and determines the number of options to be granted and the term and exercise price of each option. Incentive stock options granted pursuant to the terms of the Plans cannot be granted with an exercise price of less than 100% of the fair market value of the underlying stock on the date of grant (110% if the award is issued to a 10% or more stockholder of the Company). The term of the options granted under the Plan cannot be greater than ten years; five years for incentive stock options granted to optionees who have a greater than 10% ownership interest in the Company.

If an option expires under the Plans, such as upon termination of employment, becomes unexercisable without having been exercised in full, is surrendered pursuant to an option exchange program, or settled in a manner that does not result in the issuance of shares, the unpurchased shares will become available for future grant or sale under the Plans. If the employee does not exercise vested options upon termination, these options will expire and revert back to the option pool of the Plans. The Company’s policy is to issue new shares of common stock upon the exercise of stock options.

The Company’s has not had any stock option activity under the Plans for the years ended December 31, 2019, 2018 and 2017.

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

For the year ended December 31, 2019, 1,453,205 restricted stock units were granted to certain directors, executives, and key employees, and such awards are subject to vesting over a period ranging from one to three years, and certain other conditions, including continuous service to the Company, following the date of the restricted stock unit agreement. The shares vest ratably on an annual basis. Additionally, restricted stock units were granted to certain executives and include both a service and a performance condition. The performance condition is achievement of a 2021 earnings target and the level of achievement of the earnings target determines the number of shares that will be issued.  The number of shares to be issued at achievement of 100% of the earnings target is 573,824, and up to 1,147,648 shares will be issued upon achievement of 200% of the earnings target.  The 200% target share amount of 1,147,648 is included as granted in the table below of nonvested shares outstanding.

The Company estimated the fair value of these shares on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the restricted stock units during the years ended December 31, 2019, 2018 and 2017 was determined using the closing share price on the date of grant.

A summary of the restricted stock activity for the Plans for the years ended December 31, 2019, 2018 and 2017 is as follows:

(in thousands)	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2017	—	—
Granted	356,368	$12.00
Forfeited	—	—
Vested	—	—
Nonvested shares at December 31, 2017	356,368	$12.00
Granted	779,016	$11.83
Forfeited	(281,762)	12.00
Vested	(27,646)	12.00
Nonvested shares at December 31, 2018	825,976	$11.84
Granted	1,453,205	$12.99
Forfeited	(197,185)	12.00
Vested	(256,873)	11.79
Nonvested shares at December 31, 2019	1,825,123	$12.75

As of December 31, 2019, total remaining equity-based compensation expense for unvested restricted stock is $10.6 million, which is expected to be recognized over a weighted average remaining period of 2.1 years.  Equity -based compensation expense recognized for restricted stock for the years ended December 31, 2019, 2018 and 2017 was $4.7 million, $2.5 million and $0.2, respectively.  The recognized tax benefit for stock compensation expense for the year ended December 31, 2019 and 2018 was $0.4 million and $1.0 million, respectively.  There was no significant tax benefit recorded for stock compensation expense in 2017.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Stock Compensation (Continued)

In addition to the 1,825,123 nonvested shares outstanding, management awarded 2019 annual compensation bonuses in equity shares instead of cash.  These bonuses are estimated to be settled in the first quarter of 2020 and will be settled at fixed amounts using the stock price on or around the date of settlement.  The estimated number of shares to be awarded to executives upon settlement in 2020 is approximately 108,726 shares, using the estimated annual compensation cost and closing stock price at December 31, 2019.  The compensation expense associated with these awards is $1.0 million for the year ended December 31, 2019.  The related liability associated with these bonuses is recorded in accrued expenses and other current liabilities as of December 31, 2019.

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

The Company recorded phantom stock-based compensation expense of $0.01 million, $0.01 million and $0.8 million related to these shares for the years ended December 31, 2019, 2018 and 2017, respectively.

A summary of the phantom stock activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

(in thousands)	Number of Phantom Restricted Outstanding
Nonvested shares at January 1, 2017	—
Granted	356,368
Forfeited	—
Vested	(70,440)
Nonvested shares at December 31, 2017	285,928
Granted	—
Forfeited	(281,762)
Vested	(1,389)
Nonvested shares at December 31, 2018	2,777
Granted	—
Forfeited	(1,389)
Vested	(694)
Nonvested shares at December 31, 2019	694

As of December 31, 2019, total remaining equity-based compensation expense for unvested phantom stock is less than $0.01 million, which is expected to be recognized over a weighted average remaining period of less than 1 year.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Provision for Income Taxes

At December 31, 2019, 2018 and 2017, the components of the provision for income taxes reflected on the consolidated statements of operations are as follows:

(in thousands)	2019	2018	2017
Current:
Federal	$1,728	$3,604	$17
State	1,287	1,571	374
Total current	3,015	5,175	391
Deferred:
Federal	618	(2,871)	3,712
State	(2,112)	(1,315)	(783)
Total deferred	(1,494)	(4,186)	2,929
Provision for income taxes	$1,521	$989	$3,320

The following is a reconciliation of expected income tax expense (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense.

(in thousands)	2019	2018	2017
Income taxes at federal statutory rate	$1,786	$(280)	$(2,756)
State income taxes, net of federal benefit	(651)	148	(248)
Transaction costs	—	968	64
TAC earn-out	(476)	—	—
Equity-based compensation	134	—	—
Permanent items	298	294	1,729
State rate changes	(293)	(27)	(140)
162(m) limitation	345	—	—
Other, net	378	(114)	124
Domestic production activities deductions	—	—	(97)
Tax Cuts and Jobs Act	—	—	5,372
2015 IRS audit	—	—	228
Flow-through income	—	—	(956)
Provision for income taxes	$1,521	$989	$3,320

At December 31, 2019, the Company's effective income tax rate is different from what would be expected if the federal statutory rate were applied to net income before taxes primarily due to permanent adjustments, equity-based compensation, uncertain tax positions related to TAC provision, and state income taxes. At December 31, 2018, the Company’s effective income tax rate is different from what would be expected if the federal statutory rate were applied to net income before taxes primarily due to permanent adjustments, capitalized transaction costs, and state income taxes. At December 31, 2017, the Company’s effective income tax rate is different from the federal statutory rate primarily due to the impact of the Tax Act noted below. The equity holders of ASG, prior to the November 2017 Restructuring Transactions, separately accounted for their share of ASG’s income, deduction and losses on their income tax returns. In addition, the effective rate differed from the statutory rate for RDS as a result of permanent favorable adjustments and state income taxes. The November 2017 Restructuring Transaction was treated as a combination of entities under common control, which resulted in a higher basis for tax vs. book. This resulted in the recognition of deferred tax assets totaling approximately $19.7 million (tax effected) which is recognized as contributed capital.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Provision for Income Taxes (Continued)

The components of deferred tax assets and liabilities are as follows as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Deferred tax assets
Accrued liabilities	$1,555	$682
State income taxes	103	208
Intangible assets	4,919	5,396
Net operating loss	994	—
Inventory	4,351	3,228
Equity-based compensation	999	659
Other, net	902	558
Interest limitation	676	—
Total deferred tax assets	14,499	10,731
Deferred tax liabilities
Property and equipment	(2,562)	(1,376)
Prepaids	(370)	—
ASC 606 method change	(1,017)	—
Total deferred tax liabilities	(3,949)	(1,376)
Net deferred tax assets (liabilities)	$10,550	$9,355

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

On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduced the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018. Because of the rate reduction, the Company reduced the deferred tax asset balance as of December 31, 2017 by $5.3 million. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under Accounting Standards Codification Topic 740. Income Taxes (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for Tax Act-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company completed its evaluation of the Act of 2017 on its December 31, 2018 financial statements and adjusted its provision for the year ended December 31, 2018 accordingly.

As of December 31, 2019, the Company had gross state net operating loss carryforwards of $21.9 million, carrying forward indefinitely. As of December 31, 2019, unrecognized tax benefits relate entirely to pre-acquisition TAC tax returns. Assessments related to TAC for tax years through the December 31, 2018 transaction date are the responsibility of former TAC management. The Company is fully indemnified for income taxes prior to the acquisition, as well as any related interest and penalties. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax benefits within the next 12 months. The Company is subject to examinations by federal taxing authorities for the tax years 2016 – 2019 and by state taxing authorities for the tax years 2015—2019. The Company is not currently under any tax examinations. The Company analyzes filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, and all open tax years in these jurisdictions to determine if there are any uncertain tax positions on its tax returns.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Provision for Income Taxes (Continued)
A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows:

(in thousands)	2019	2018
Unrecognized tax positions, beginning of year	$4,364	$—
Gross increase - current period tax positions	—	—
Gross decrease - current period tax positions	—	—
Gross increase - prior period tax positions	298	4,364
Gross decrease - prior period tax positions	(395)	—
Expiration of statute of limitations	(269)	—
Unrecognized tax positions, end of year	$3,998	$4,364

Of the Company’s total unrecognized tax benefits of $4.0 million, there would be no impact to the annual effective tax rate if recognized as the uncertain tax positions are fully indemnified. The Company’s policy is to recognize interest and/or penalties related to all tax positions as income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. Accrued interest and penalties were $0.9 million and $0.5 million as of December 31, 2019 and 2018, respectively. The Company recognized $0.2 million in interest and $0.2 million in penalties related to uncertain tax positions for the year ended December 31, 2019. If recognized, there would be no impact to the effective tax rate as the interest and penalties are fully indemnified. For the year ended December 31, 2018, the Company recognized $0.2 million in interest and $0.3 million in penalties related to uncertain tax positions. No interest or penalties were accrued as of December 31, 2017.

Pursuant of Internal Revenue Code Sections 382, annual use of the Company’s net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.

14. Employee Benefit Plan

The Company maintains a qualified 401(k) plan for the benefit of its employees. Substantially all employees are eligible to participate in the plan. Under the plan, eligible participants are permitted to make salary deferral contributions to the plan. In addition, the plan provides for employer matching. During the years ended December 31, 2019, 2018 and 2017, the Company contributed $1.5 million, $0.9 million, and $0.6 million to the plan, respectively.

15. Related Party Transactions

Consulting Agreement

During the year ended December 31, 2017, both RDS and ASG had a consulting agreement with Trive Capital (former affiliates of which collectively held more than 5% of the Company’s common stock and are affiliated with Christopher Zugaro, the former chairman of the Company’s board of directors). Under each such respective agreement, RDS and ASG were each required to pay Trive Capital an annual nonrefundable consulting fee of $0.4 million, payable in four quarterly installments of $0.1 million each, plus the reimbursement of expenses. Each consulting agreement also allowed for additional consulting work outside of the scope of the agreement to be provided by Trive Capital and billed separately to each company. The agreement was terminated at the time of the November 2017 Restructuring Transaction. Consulting fees plus expenses that were expensed to Trive Capital during the year ended December 31, 2017 totaled $2.8 million.  There was no outstanding balance due to Trive Capital at December 31, 2019 or 2018.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Related Party Transactions (Continued)

Facility Rent

RDS leases three of its facilities from a trust affiliated with a stockholder of the Company. Additionally, as a result of recent acquisitions, RDS also leased seven of its facilities during 2019 from current employees, contractors, or former owners of acquired businesses.  Rent expense under all these leases totaled $2.2 million during the year ended December 31, 2019, and $0.8 million during the years ended December 31, 2018 and 2017. No amounts were unpaid at December 31, 2019 and 2018. (See Note 11).

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee and former owner of NSI. Rent expense under this lease was $0.1 million for the years ended December 31, 2019 and 2018.  There was no expense under this lease during the year ended December 31, 2017. No amounts were unpaid under this lease at December 31, 2019 and 2018. (See Note 11).

ASG leases office space in New Jersey that was owned by a former employee (who is no longer employed by the Company in 2019).  Rent expense under this lease was $0.3 million, $0.4 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. No amounts were unpaid at December 31, 2019 and 2018. (See Note 11).

Subcontractors and Suppliers

Two of RDS employees have family members that have an ownership interest in flooring subcontracting companies that do business with RDS. During the years ended December 31, 2019, 2018, and 2017, these companies performed a total of $1.2 million, $1.6 million, and $3.2 million in subcontract work for RDS, respectively.  Amounts due and recorded as accounts payable at December 31, 2019 and 2018 were $0.1 million and $0.01 million, respectively.

Design services were also provided to RDS by designers affiliated with current Greencraft employees beginning in 2018.  During the years ended December 31, 2019 and 2018, expenses incurred with this design company were $0.1 million and $0.08 million, respectively.  No amounts were unpaid at December 31, 2019 and 2018.

Other Consulting Services

A consulting firm affiliated with an officer of the Company has performed various consulting services for the Company related to human resources, accounting, and project management. During the years ended December 31, 2019, 2018, and 2017, the Company incurred approximately $0.3 million, $0.2 million, and $0.3 million of costs with this consulting firm, respectively. No amounts were unpaid at December 31, 2019.  Amounts due and recorded as accounts payable at December 31, 2018 were $0.01 million.

An ASG executive and a stockholder of the Company terminated employment with ASG as of June 30, 2017. The stockholder continued to provide business consulting services for ASG through June 30, 2018. During the years ended December 31, 2018 and 2017, ASG incurred $0.05 million and $0.06 million, respectively, of consulting costs with this stockholder. There were no consulting costs associated with this stockholder during 2019. No amounts were unpaid at December 31, 2019 and 2018.

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

In addition, certain corporate-level costs incurred at a corporate level or at the reporting unit level that benefit the segments are not allocated. These costs include: corporate payroll costs, legal, professional service fees, interest expense, including amortization of deferred financing costs, and taxes and equity-based compensation.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Segment Information (Continued)

The Company evaluates performance of the respective segments based upon revenue and operating income. Information for the years presented is provided below:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Net revenue:
RDS	$368,574	$268,362	$193,204
ASG	244,789	223,971	161,114
Elimination of intercompany sales	(2,990)	(2,576)	(1,366)
Consolidated total	$610,373	$489,757	$352,952

Operating income (loss):
RDS	$17,544	$14,252	$(161)
ASG	19,860	11,925	7,966
Elimination of intercompany activity	96	(46)	(74)
Unallocated corporate operating loss	(18,242)	(14,034)	(1,569)
Consolidated total	$19,258	$12,097	$6,162

Capital expenditures:
RDS	$7,155	$1,684	$1,289
ASG	1,986	6,539	2,793
Unallocated corporate capital expenditures	28	284	-
Consolidated total	$9,169	$8,507	$4,082

Depreciation and amortization:
RDS	$12,896	$9,634	$6,853
ASG	11,159	10,833	7,963
Unallocated corporate depreciation and amortization	102	20	-
Consolidated total	$24,157	$20,487	$14,816

	As of December 31,
(in thousands)	2019	2018
Goodwill:
RDS	$54,225	$49,029
ASG	45,564	45,564
Consolidated total	$99,789	$94,593

Other intangible assets, net:
RDS	$44,509	$47,479
ASG	46,239	53,236
Consolidated total	$90,748	$100,715

Total assets:
RDS	$182,754	$170,724
ASG	217,655	230,505
Consolidation entries	36	(1,016)
Unallocated assets, including corporate	19,830	15,801
Consolidated total	$420,275	$416,014

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information is as follows for the periods presented:

(In thousands, except per share data)	Quarter Ended
Fiscal 2019 (a)	December 31	September 30	June 30	March 31
Total revenue	$155,242	$159,395	$158,342	$136,920
Gross profit	38,770	42,338	44,168	38,733
Income from operations	2,952	6,209	6,750	3,266
Net income	3,177	2,458	1,162	127
Basic EPS	$0.13	$0.10	$0.05	$0.00
Diluted EPS	$0.13	$0.10	$0.05	$0.00
Fiscal 2018 (b)
Total revenue	$132,957	$127,553	$124,861	$104,386
Gross profit	34,628	36,470	34,406	27,950
Income from operations	3,533	4,004	3,610	950
Net (loss) income	(1,833)	753	(86)	(1,309)
Basic EPS	$(0.07)	$0.03	$—	$(0.05)
Diluted EPS	$(0.07)	$0.03	$—	$(0.05)

(a)

The 2019 quarterly results presented will not sum to 2019 annual results due to the adoption of ASU 2014-19 during the quarter ended December 31, 2019.  The quarter ended December 31, 2019 is presented under the previous standard, ASC Topic 605.

(b)

Basic and Diluted EPS includes both Class A Common Stock and Class B Common Stock for the quarters ended June 30, 2018 and March 30, 2018.  In August 2018, each then remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.

18. Subsequent Events

Events occurring after December 31, 2019, have been evaluated for possible adjustment to the consolidated financial statements or disclosure as of March 12, 2020, which is the date the consolidated financial statements were available to be issued.  No subsequent events were identified for adjustment or disclosure in the consolidated financial statements other than the disclosure of a new distributor agreement entered into by the ASG segment in February 2020 (See Note 11—Commitments and Contingencies).

Schedule I – SIC’s Condensed Parent Company Only Financial Statements

Select Interior Concepts, Inc.

Parent Company Only

Condensed Balance Sheets

(in thousands, except share data)	As of December 31, 2019	As of December 31, 2018
Assets
Investment in wholly owned subsidiaries	$187,571	$161,145
Other assets	397	468
Total assets	$187,968	$161,613
Liabilities and stockholders' equity
Due to subsidiaries	$23,466	$11,183
Accrueds and other liabilities	3,227	1,736
Total liabilities	26,693	12,919
Stockholders' equity:
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,139,542 shares issued and 25,106,402 outstanding at December 31, 2019 and 25,682,669 issued and outstanding at December 31, 2018	251	257
Treasury stock, 33,140 shares at December 31, 2019, at cost	(391)	—
Additional paid in capital	161,396	156,601
Retained earnings (accumulated deficit)	19	(8,164)
Total stockholders' equity	161,275	148,694
Total liabilities and stockholders' equity	$187,968	$161,613

See Notes to Condensed Parent Company Only Financial Statements

Select Interior Concepts, Inc.

Parent Company Only

Condensed Statements of Operations

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017
Equity in net income (loss) of subsidiaries	$25,226	$11,559	$(4,120)
Operating expenses	(18,242)	(14,034)	(1,569)
Net income (loss)	$6,984	$(2,475)	$(5,689)

See Notes to Condensed Parent Company Only Financial Statements

Select Interior Concepts, Inc.

Parent Company Only

Condensed Statements of Cash Flows

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017
Cash flows used in operating activities:
Net income (loss)	$6,984	$(2,475)	$(5,689)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(25,226)	(11,559)	4,120
Depreciation and amortization	102	21	—
Equity-based compensation	5,740	2,528	152
Changes in assets and liabilities:
Changes in operating assets	(3)	(204)	—
Changes in accrued expenses	547	677	976
Net cash used in operating activities	$(11,856)	$(11,012)	$(441)
Cash flows used in investing activities:
Purchase of equipment	(28)	(284)	—
Investment in subsidiaries	—	—	(117,741)
Net cash used in investing activities	$(28)	$(284)	$(117,741)
Cash flows provided by financing activities:
Repurchase and retirement of Class B Common Stock	—	—	(60,035)
Repurchase of member units	—	—	(62,725)
Contributions	—	—	240,501
Purchase of treasury stock	(399)	—	—
Borrowings from subsidiaries	12,283	10,743	441
Proceeds from issuance of equity	—	553	—
Net cash provided by financing activities	$11,884	$11,296	$118,182
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—

See Notes to Condensed Parent Company Only Financial Statements

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

Note 2. Basis of Presentation

The accompanying Condensed Parent Only Financial Statements include the amounts of SIC and its investment in its subsidiaries under the equity method, and do not present the financial statements of SIC and its subsidiaries on a consolidated basis. Under the equity method, investments in subsidiaries are stated at cost plus contributions and equity in undistributed income (loss) of subsidiaries less distributions received since the date of acquisition. There have been no distributions in 2019, 2018 and 2017.  Income tax considerations were evaluated under the separate return method, resulting in no net tax benefits for SIC as a separate entity. The period ended December 31, 2017 represents the period between the November 2017 Restructuring Transactions and the November 2017 Private Offering and Private Placement and December 31, 2017.  These Condensed Parent Company Only Financial Statements should be read in conjunction with the consolidated financial statements of Select Interior Concepts, Inc. and subsidiaries and the accompanying Notes to the consolidated financial statements.