Form 10-Q
period 2020-03-31
Select Interior Concepts, Inc.
filed 2020-05-21
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 13, 2020, the registrant had 25,322,974 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash	$36,929	$5,002
Accounts receivable, net of allowance for doubtful accounts of $1,092 and $849 at March 31, 2020 and December 31, 2019, respectively	59,958	63,419
Inventories	106,895	104,741
Prepaid expenses and other current assets	10,381	11,083
Income taxes receivable	4,437	2,184
Total current assets	218,600	186,429
Property and equipment, net of accumulated depreciation of $23,326 and $21,020 at March 31, 2020 and December 31, 2019, respectively	26,485	26,494
Deferred tax assets, net	10,222	10,550
Goodwill	99,789	99,789
Customer relationships, net of accumulated amortization of $50,573 and $48,251 at March 31, 2020 and December 31, 2019, respectively	69,667	71,989
Intangible assets, net of accumulated amortization of $8,332 and $7,471 at March 31, 2020 and December 31, 2019, respectively	17,898	18,759
Other assets	5,328	6,265
Total assets	$447,989	$420,275
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$46,904	$42,734
Accrued expenses and other current liabilities	19,115	16,661
Customer deposits	9,101	8,627
Current portion of long-term debt, net of financing fees of $586 and $511 at March 31, 2020 and December 31, 2019, respectively	954	11,749
Current portion of capital lease obligations	2,639	2,395
Total current liabilities	78,713	82,166
Line of credit	48,830	21,871
Long-term debt, net of current portion and financing fees of $1,123 and $1,107 at March 31, 2020 and December 31, 2019, respectively	151,559	141,299
Long-term capital lease obligations	6,720	6,907
Other long-term liabilities	5,352	6,757
Total liabilities	$291,174	$259,000
Commitments and contingencies (see Note 11)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,422,258 shares issued and 25,305,505 outstanding at March 31, 2020 and 25,139,542 shares issued and 25,106,402 outstanding at December 31, 2019	254	251
Treasury stock, 116,753 shares at March 31, 2020 and 33,140 shares at December 31, 2019, at cost	(1,046)	(391)
Additional paid-in capital	161,590	161,396
Retained earnings (accumulated deficit)	(3,983)	19
Total stockholders' equity	$156,815	$161,275
Total liabilities and stockholders' equity	$447,989	$420,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share data)	2020	2019
Revenues, net	$134,378	$136,920
Cost of revenues	103,684	98,187
Gross profit	30,694	38,733
Selling, general and administrative expenses	32,667	35,467
Income (loss) from operations	(1,973)	3,266
Other expense:
Interest expense	3,895	4,329
Other (income) expense, net	1,377	(1,715)
Total other expense, net	5,272	2,614
Income (loss) before provision (benefit) for income taxes	(7,245)	652
Provision (benefit) for income taxes	(3,243)	525
Net income (loss)	$(4,002)	$127
Earnings (loss) per share of common stock
Basic common stock	$(0.16)	$0.00
Diluted common stock	$(0.16)	$0.00
Weighted average shares outstanding
Basic common stock	25,192,201	25,766,260
Diluted common stock	25,192,201	25,826,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows provided by operating activities
Net income (loss)	$(4,002)	$127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,644	6,249
Change in fair value of earn-out liabilities	—	(1,522)
Equity-based compensation	(669)	558
Deferred expense from income taxes	328	—
Amortized interest on deferred debt issuance costs	164	178
Increase in allowance for doubtful accounts	243	21
Gain on disposal of property and equipment, net	(5)	(11)
Other	(65)	—
Changes in operating assets and liabilities:
Accounts receivable	3,219	2,335
Inventories	(2,154)	235
Prepaid expenses and other current assets	68	(887)
Other assets	(441)	73
Accounts payable	3,983	2,282
Accrued expenses and other current liabilities	3,292	897
Income taxes receivable	(2,252)	428
Customer deposit	474	(530)
Other long-term liabilities	—	118
Net cash provided by operating activities	7,827	10,551
Cash flows used in investing activities
Purchase of property and equipment	(1,371)	(1,880)
Proceeds from disposal of property and equipment	15	9
Acquisition of Intown Design, Inc.	—	(10,662)
Escrow release payment related to acquisition of Greencraft Holdings, LLC	—	(3,000)
Acquisition of Elegant Home Design, LLC (Indemnity payment in 2019)	—	(1,000)
Net cash used in investing activities	(1,356)	(16,533)
Cash flows provided by financing activities
Proceeds from ERP financing	376	—
Proceeds from (payments on) line of credit, net	26,934	(7,119)
Proceeds from term loan	—	11,500
Term loan deferred issuance costs	(230)	—
Purchase of treasury stock	(655)	—
Payments on notes payable and capital leases	(705)	(388)
Principal payments on long-term debt	(264)	(263)
Net cash provided by financing activities	25,456	3,730
Net increase (decrease) in cash	$31,927	$(2,252)
Cash (and restricted cash in 2019), beginning of period	5,002	9,362
Cash, end of period	$36,929	$7,110
Supplemental disclosures of cash flow information
Cash paid for interest	$3,585	$3,916
Cash paid for income taxes	$59	$1
Supplemental disclosures of non-cash investing activities
Acquisition of equipment and vehicles with long-term debt and capital leases	$581	$1,003
Earn-out estimate for Intown Design, Inc.	$—	$2,468
Accrued purchase price true-up liability related to Intown Design, Inc.	$—	$844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except share data)	Class A Common Stock Shares	Class A Common Stock	Treasury Stock, at Cost	Total Additional Paid-in Capital	Total Retained Earnings (Accumulated Deficit)	Total
Balance as of December 31, 2018	25,682,669	257	—	156,601	(8,164)	148,694
Equity-based compensation	—	—	—	558	—	558
Issuance of Class A common stock due to restricted stock vesting	138,555	—	—	—	—	—
Net income	—	—	—	—	127	127
Balance as of March 31, 2019	25,821,224	$257	$—	$157,159	$(8,037)	$149,379

Balance as of December 31, 2019	25,139,542	251	(391)	161,396	19	161,275
Equity-based compensation	—	—	—	(669)	—	(669)
Issuance of Class A common stock awards	69,377	1	—	863	—	864
Issuance of Class A common stock due to restricted stock vesting	213,339	2	—	—	—	2
Repurchase of Class A common stock	—	—	(655)	—	—	(655)
Net loss	—	—	—	—	(4,002)	(4,002)
Balance as of March 31, 2020	25,422,258	254	$(1,046)	$161,590	$(3,983)	$156,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Description

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (“SIC” or the “Company”).

SIC is a Delaware corporation that was restructured in November 2017 to be a holding company through which to consolidate diversified building products and services companies.  Through its two primary operating subsidiaries and segments, Residential Design Services (“RDS”) and Architectural Surfaces Group (“ASG”), the Company imports and distributes natural and engineered stone slabs for kitchen and bathroom countertops, operates design centers that merchandise interior products, and provides installation services. RDS interior product offerings include flooring, cabinets, countertops and wall tile.  RDS operates throughout the United States, including in California, Nevada, Arizona, Texas, Virginia, Maryland, North Carolina, and Georgia.  ASG has operations in the Northeast, Southeast, Southwest, Midwest, Mountain West, and West Coast regions of the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  As such, the information included in these unaudited interim financial statements and condensed notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated balance sheet as of December 31, 2019 included herein has been derived from the Company’s audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020.

There have been no changes to our significant accounting policies described in our consolidated financial statements and related disclosures as of December 31, 2019 that have had a material impact on our condensed consolidated financial statements and related notes.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share for the three months ended March 31, 2020 and 2019 are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share for common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
(in thousands, except share data)	March 31, 2020	March 31, 2019
Net (loss) income	$(4,002)	$127
Weighted average shares of common stock outstanding:
Basic common stock outstanding	25,192,201	25,766,260
Diluted common stock outstanding	25,192,201	25,826,120
(Loss) earnings per share of common stock:
Basic common stock outstanding	$(0.16)	$0.00
Diluted common stock outstanding	$(0.16)	$0.00

All restricted stock awards outstanding consisting of 1,478,251 shares of restricted stock at March 31, 2020 were excluded from the computation of diluted earnings per share in the three months ended March 31, 2020 because the Company reported a net loss and the effect of inclusion would have been antidilutive.

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

The earn-out liability associated with the acquisition of Summit Stoneworks, LLC (“Summit”) in August 2018 was reduced to zero as of December 31, 2019 and is no longer a Level 3 fair value estimate as the underlying inputs are now known and the earn-out target criteria were not met. An adjustment reducing the fair value of the earn-out by $1.4 million was recorded as other income for the three months ended March 31, 2019.

The earn-out liability associated with the acquisition of T.A.C. Ceramic Tile Co, LLC (“TAC”) in December 2018 was reduced to zero as of December 31, 2019 and is no longer a Level 3 fair value estimate as the underlying inputs are now known and the earn-out target criteria were not met. An adjustment reducing the fair value of the earn-out by $0.3 million was recorded as other income for the three months ended March 31, 2019.

The earn-out liability associated with the acquisition of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019 had a recorded fair value of zero at March 31, 2020 and December 31, 2019.  The earn-out liability is no longer a Level 3 fair value estimate as of March 31, 2020, as the underlying inputs are now known and the earn-out target criteria were not met.  No adjustments to fair value were recorded in other income/expense for the three months ending March 31, 2020 or 2019.

At March 31, 2020 and December 31, 2019, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates.

There were no transfers during the three months ended March 31, 2020, other than the Intown earn-out liability out of Level 3 due to the availability of observable and known inputs to calculate the fair value of the liability as of March 31, 2020.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the periods ended March 31, 2020 or December 31, 2019.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, including intangible assets. Goodwill is tested annually for impairment on December 31.  Impairment indicators existed as of March 31, 2020 surrounding the decrease in the Company’s stock price, significant adverse changes in the business climate and other macroeconomic conditions. The Company performed a goodwill impairment test as of March 31, 2020. The Company identified RDS and ASG as reporting units and determined each reporting unit’s fair value exceeded such reporting unit’s carrying value. There were no impairment charges related to goodwill for the three months ended March 31, 2020.

The Company estimates the fair value for each reporting unit based on discounted cash flow projections and market values for comparable businesses.  Estimating fair value utilizing discounted expected future cash flows includes uncertainties which require significant judgment when making assumptions of expected revenues, cost of revenues, operating expenses, capital expenditures, rationalization activities and working capital changes, among other factors. The principal assumptions used by the Company in the discounted cash flow model are the projected operating results and the estimated weighted-average cost of capital.  Under the market value approach, market multiples are derived from market prices of stocks of other comparable companies to apply to annual earnings estimates to obtain an estimated fair value.  As of March 31, 2020, the ASG and RDS reporting unit had allocated goodwill of $45.6 million and $54.2 million, respectively.  The estimated fair value exceeded the carrying value of the ASG and RDS reporting units by approximately 2% and 8%, respectively.  As such, if future cash flows for these reporting units do not achieve expected results or market conditions continue to decline, an adjustment to fair value estimates of the reporting units may result in carrying value exceeding fair value and the need to further evaluate for a potential goodwill impairment charge.

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

Revenue is measured at the transaction price, which is based on the amount of consideration the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price includes estimates of variable consideration, such as any returns and sales incentives. Applicable customer sales taxes, when remitted, are recorded as a liability and excluded from revenue on a net basis. Customer payments may be due in advance of contract work performed, at the time the performance obligation is completed, or with payment terms following performance completion of generally 30-60 days.

In the fourth quarter of 2019, the Company adopted ASU 2014-09, the new accounting standard under ASC Topic 606, using the modified retrospective method as of January 1, 2019.  The results for the three months ended March 31, 2019 have not been adjusted to reflect the adoption of ASU 2014-09.  (See Note 3).

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

The Company has identified two operating segments that meet all three of the above criteria, RDS and ASG. Each of these operating segments provides products and services that generate revenue and incur expenses as it engages in business activities, and each maintains discrete financial information. Additionally, the Company’s chief operating decision maker, its Chief Executive Officer, reviews financial performance, approves budgets and allocates resources at each of the RDS and ASG operating segment levels.

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

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805)—Clarifying the Definition of a Business. This ASU provides additional guidance in regards to evaluating whether a transaction should be treated as an asset acquisition (or disposal) or a business combination. Particularly, the amendments to this ASU provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This clarification reduces the number of transactions that need further evaluation for business combination. The Company adopted this standard on January 1, 2019 in evaluating acquisitions.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework (ASU 2018-13). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements.

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

Note 3. Revenue

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

In the fourth quarter of 2019, the Company adopted ASU 2014-09, the new accounting standard under ASC Topic 606, using the modified retrospective method as of January 1, 2019.  The results for the three months ended March 31, 2019 have not been adjusted to reflect the adoption of ASU 2014-09.  The impact of adoption of ASU 2014-09 was less than $0.1 million and not material to net revenue for the three months ended March 31, 2020.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, revenue in excess of billings, customer deposits, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract assets

The Company’s contract assets consist of unbilled amounts typically resulting from sales under contracts when the revenue recognized exceeds the amount billed to the customer, generally in the RDS operating segment revenues derived from homebuilders and commercial and multifamily projects. Contract assets are recorded in other current assets in the Company’s Consolidated Balance Sheets.  The Company had contract assets of $5.8 million and $5.7 million as of March 31, 2020 and December 31, 2019, respectively.  The Company’s contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date.

Contract liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation or has billings in excess of revenue recognized. Contract liabilities related to revenues are recorded in customer deposits in the Company’s Consolidated Balance Sheets. The Company had total contract liabilities of $9.1 million and $8.6 million as of March 31, 2020 and December 31, 2019, respectively.  Contract liabilities are normally recognized to net sales within three to six months subsequent to each balance sheet date.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period, and relate primarily to multi-family or commercial revenue.  For the three-months ended March 31, 2020 and 2019, multi-family and commercial projects accounted for approximately 2.8% and 1.8% of the Company’s combined revenues, respectively.  As of March 31, 2020 and December 31, 2019, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $3.8 and $4.5 million, respectively. The Company expects to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 12 months.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue from contracts with customers is disaggregated differently for each reporting segment as this is how management evaluates the nature, amount, timing and uncertainty of revenue and cash flows as affected by economic factors.  RDS operating segment revenues are disaggregated by geographic area within the United States. ASG operating segment revenues are disaggregated by product category.

The following table presents net revenue for the RDS operating segment disaggregated by geographical area for the three months ended March 31, 2020:

RDS
(in thousands)		%
East	$19,100	24%
Central	4,900	6%
West	55,350	70%
	$79,350	100%

The East consists of Virginia, Maryland, North Carolina and Georgia; the Central consists of Texas, and the West consists of California, Nevada and Arizona.

The following table presents net revenue for the ASG operating segment disaggregated by product category for the three months ended March 31, 2020:

ASG
(in thousands)		%
Quartz	$32,636	59%
Stone	17,037	30%
Tile	3,762	7%
Other	2,108	4%
	$55,543	100%

Note 4. Concentrations, Risks and Uncertainties

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

For the three months ended March 31, 2020, there were no customers which accounted for 10.0% or more of the Company’s total revenues.  For the three months ended March 31, 2019, the Company recognized revenues from one customer which accounted for 10.0% of the Company’s total revenues. There were no customers which accounted for 10.0% or more of total accounts receivable as of March 31, 2020 or December 31, 2019.

Note 5. Acquisitions

Intown Acquisition

On March 1, 2019, RDS acquired the assets of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”), an installer of residential and light commercial countertops and cabinets, for total cash consideration of $10.7 million at closing and an additional $0.8 million of purchase price adjustments that were funded in June 2019.  The purchase agreement also provides for potential earn-out consideration to the former shareholders of Intown in connection with the achievement of certain 2019 and 2020 financial milestones. The final earn-out payment has no maximum limit, but if certain targets are not met, there may be no earn-out payment. The contingent earn-out consideration had an estimated purchase price fair value of $2.0 million as of March 31, 2019.  As of December 31, 2019, the fair value of the earn-out was reduced to zero.  The earn-out targets were not met during the earn-out period which concluded during the three months ended March 31, 2020, and no consideration was paid for the earn-out.

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

The Company incurred approximately $0.4 million in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations.  The Company has performed a valuation of the acquired assets and assumed liabilities of Intown. Using the total consideration for the acquisition, the Company has performed an allocation of such assets and liabilities. The following table summarizes the allocation of the purchase price as of the transaction’s closing date.

(in thousands)	Amount
Accounts receivable	$1,392
Inventory	1,155
Property and equipment	1,092
Goodwill	4,698
Other intangible assets	5,310
Total assets acquired	$13,647
Total liabilities	100
Total consideration	$13,547

From the date of acquisition to March 31, 2019, Intown generated revenue of $1.7 million and net loss of $0.2 million, which are included in the Company’s Condensed Consolidated Statements of Operations.  For the three months ended March 31, 2020, Intown generated revenue of $3.8 million and a net loss of $0.5 million.

Pro Forma Results

The following unaudited pro forma information for the three months ended March 31, 2019 has been prepared to give effect to the acquisition of Intown as if the acquisition had occurred on January 1, 2019. The pro forma information takes into account the preliminary purchase price allocation. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Intown acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Three Months Ended March 31,
2019
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$139,772
Net loss	$(37)

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the three months ended March 31, 2019.
•

General and administrative expenses were based on actual results adjusted by $0.1 million for the three months ended March 31, 2019 for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted by $0.2 million for the three months ended March 31, 2019 for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

Note 6. Inventories

Inventories are valued at the lower of cost (using specific identification and first-in first-out methods) or net realizable value. The significant components of inventory were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials	$103,840	$102,438
Installations in process	3,055	2,303
	$106,895	$104,741

Note 7. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Vehicles	$10,893	$10,759
Machinery and equipment	9,756	9,672
Leasehold improvements	8,982	8,962
Furniture and fixtures	7,101	6,906
Computer equipment and internal-use software	10,932	10,167
Other	2,147	1,048
	49,811	47,514
Less: accumulated depreciation and amortization	(23,326)	(21,020)
Property and equipment, net	$26,485	$26,494

Depreciation and amortization expense of property and equipment totaled $2.5 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, $1.0 million and $1.5 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the three months ended March 31, 2019, $0.9 million and $1.1 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill by reportable segment is as follows:

(in thousands)	ASG	RDS	Total Goodwill
March 31, 2020	$45,564	$54,225	$99,789

Intangible Assets

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of March 31, 2020:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$60,060	$120,240
Trade names	7,740	18,090	25,830
Non-compete agreements	50	350	400
	$67,970	$78,500	$146,470

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(20,944)	$(29,629)	$(50,573)
Trade names	(2,510)	(5,642)	(8,152)
Non-compete agreements	(24)	(156)	(180)
	$(23,478)	$(35,427)	$(58,905)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$39,236	$30,431	$69,667
Trade names	5,230	12,448	17,678
Non-compete agreements	26	194	220
	$44,492	$43,073	$87,565

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of December 31, 2019:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$60,060	$120,240
Trade names	7,740	18,090	25,830
Non-compete agreements	50	350	400
	$67,970	$78,500	$146,470

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(19,410)	$(28,841)	$(48,251)
Trade names	(2,300)	(5,013)	(7,313)
Non-compete agreements	(21)	(137)	(158)
	$(21,731)	$(33,991)	$(55,722)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$40,770	$31,219	$71,989
Trade names	5,440	13,077	18,517
Non-compete agreements	29	213	242
	$46,239	$44,509	$90,748

Amortization expense on intangible assets totaled $3.2 million and $4.3 million during the three months ended March 31, 2020 and 2019, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2020 Remaining	$9,551
2021	12,603
2022	12,402
2023	12,038
2024	10,313
Thereafter	30,658
$87,565

Note 9. Lines of Credit

SIC Line of Credit

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018, July 23, 2019 and August 19, 2019 (“SIC Credit Facility”), with a commercial bank, which amended and restated each of the RDS credit agreement and the ASG credit agreement in their entirety.  The SIC Credit Facility will be used by the Company, including both RDS and ASG, for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings in an initial amount up to an aggregate of $90 million, which was increased to $100 million through the amendment entered into on August 19, 2019.

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

The revolving loans under the SIC Credit Facility bear interest at a floating rate, which the Company can elect between a LIBOR based rate plus an applicable margin varying from one hundred twenty five basis points (1.25%) to one hundred seventy five basis points (1.75%) based on the borrowers’ average daily availability determined quarterly, or a base rate (determined as the greatest of the Prime rate, the Federal Funds rate plus a fifty basis point (0.50%) margin, or the LIBOR rate with a 30 day interest period plus a two hundred basis point (2.00%) margin) plus an applicable margin varying from twenty five basis points (0.25%) to seventy five basis points (0.75%) based on the borrowers’ average daily availability determined quarterly.  Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%).  All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions.  Letter of credit obligations under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

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

As of March 31, 2020 and December 31, 2019, $49.2 million and $22.2 million, respectively, were outstanding under the SIC Credit Facility. The Company also has $0.4 million in letters of credit outstanding at March 31, 2020.  The SIC Credit Facility is subject to certain financial covenants. At March 31, 2020, the Company was in compliance with the financial covenants.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs are amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0.02 million for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, SIC had $0.3 million of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying condensed consolidated balance sheets.

Note 10. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
RDS equipment and vehicle notes	$398	$489
ASG term loans	153,824	154,177
	154,222	154,666
Unamortized debt issuance costs	(1,709)	(1,618)
Total long-term debt	152,513	153,048
Current portion of long-term debt, net of financing fees	$954	$11,749
Long-term debt, net of current portion and financing fees	$151,559	$141,299

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through May 2023. As of March 31, 2020 and December 31, 2019, the outstanding balance on equipment and vehicle notes payable totaled $0.4 million and $0.5 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At March 31, 2020 and December 31, 2019, ASG had $0.3 million and $0.4 million outstanding under this term loan, respectively.

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was further amended in August 2018 to adjust the borrowing capacity to $101.4 million and was further amended in December 2018 to increase the borrowing capacity to $174.2 million.  On February 7, 2020, the Term Loan Facility was amended to revise certain leverage ratio covenant requirements.  The required leverage ratio measured as of the end of each fiscal quarter ending on March 31, 2020 and each fiscal quarter thereafter to (and including) the fiscal quarter ending December 31, 2020 was increased to 3.90:1.00, after which it reduces to 3.75:1.00 for the fiscal quarter ending March 31, 2021 and each fiscal quarter ending thereafter.

Borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 4.75% for a base rate loan, or (ii) the LIBOR rate plus 6.75% for a LIBOR loan in the event the leverage ratio is greater than 2.40:1.00.  In the event the leverage ratio is less than 2.40:1.00, the rates decrease to either (i) the base rate plus 4.25% for a base rate loan or (ii) the LIBOR rate plus 6.25% for a LIBOR loan. The base rate is the greater of (i) the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and (ii) 3.5% per annum. Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023). The Company borrowed an additional $11.5 million under the Term Loan Facility to fund the acquisition of Intown on March 1, 2019. As of March 31, 2019 and December 31, 2018, the Company had $155.4 million and $144.2 million outstanding, respectively, under the Term Loan Facility.

Substantially all of the Company’s assets, including accounts receivable and inventory, are collateral for the Term Loan Facility, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to these term loans. The Company was in compliance with all material financial and non-financial covenants as of March 31, 2020 and December 31, 2019.

On April 8, 2020, the Term Loan Facility was further amended, which amendment, among other things, (i) waived the requirement that the Company prepay the Term Loans with Excess Cash Flow (as defined in the Term Loan Facility) then due for payment in respect of the fiscal year ending December 31, 2019, (ii) amended the Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) covenant applicable to the fiscal year ending December 31, 2020 to be tested on a monthly basis and requires the Company and its subsidiaries to maintain a reduced Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) of not less than 1.00:1.00 for each month during such fiscal year, and (iii) does not require the Company to test the Total Leverage (as defined in the Term Loan Facility) covenant effective as of the execution date of April 8, 2020 through and including December 31, 2020 for any fiscal quarter end during such period, for so long as the Company and its subsidiaries maintain Financial Covenant Availability (as defined in the Term Loan Facility) of not less than $35 million at all times during such fiscal quarter.

The Company incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.1 million for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, the unamortized debt issuance costs related to the term loans totaled $2.0 million and $2.1 million, respectively, and are shown as a direct deduction from the liability on the accompanying condensed consolidated balance sheets.

Note 11. Commitments and Contingencies

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property and equipment (“PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically four years. The total acquisition cost included in PP&E related to the leased vehicles was $11.8 million and $11.2 million at March 31, 2020 and December 31, 2019, respectively. Total accumulated amortization related to the leased vehicles is $1.9 million and $1.6 million at March 31, 2020 and December 31, 2019, respectively, with amortization expense totaling $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.  Included in the capital lease balances is approximately $3.1 million of assets that were sold and subsequently leased back during 2019 and in the first quarter of 2020 related to certain ERP software and equipment.  The transaction did not qualify for sale-leaseback accounting and no sale was recognized.  Proceeds received in the first quarter of 2020 from the transaction were reported as a financing activity in the statement of cash flows for the three months ended March 31, 2020.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through November 2024. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Three of RDS’ facility leases are with a company owned by a Company stockholder and five other facilities are leased from current employees or contractors.

RDS also leases certain office equipment under long-term lease agreements expiring at various dates through September 2022.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through December 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. One of ASG’s facility leases is with a related party.

SIC leases its corporate facilities under a long-term non-cancelable operating lease through October 2022.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at March 31, 2020 and December 31, 2019 was $2.2 million. Aggregate rent expense for the three months ended March 31, 2020 and 2019 totaled $5.0 million and $4.7 million, respectively.

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

Exclusive Distributor Rights

A main supplier of ASG’s Pental business has agreed to allow Pental exclusive distribution rights in 23 states in the United States. To maintain these rights, ASG must meet certain minimum purchase requirements. For the remainder of 2020, ASG is required to purchase 510 containers during the three months ended June 30, 2020, and 540 containers during both the three months ended September 30, 2020 and December 31, 2020. Minimum purchase volumes then increase to 645 containers per quarter during 2021 up to 1,332 containers per quarter during 2025.

Using an estimated price per container based on the average price per container in 2019, the future minimum purchases to maintain the exclusive rights as of March 31, 2020 are as follows:

(in thousands)	Amount
Remaining in 2020	$55,085
2021	89,384
2022	108,093
2023	128,880
2024	153,824
2025	184,589
$719,855

If ASG falls short of these minimum requirements in any given calendar year, ASG has agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to ASG if such commitments are not met; however, the supplier reserves the right to remove exclusive distribution rights privileges.

Purchase Commitments

The Company also has contracted to minimum purchase commitments with certain suppliers. RDS has committed to purchase $2.0 million in products annually for each of the calendar years 2020 and 2021 with a certain supplier. Approximately $0.4 million in committed purchases remain for 2020, as total purchases with this supplier are $1.6 million for the three months ended March 31, 2020. Financial penalties for not achieving the minimum purchase commitment amount are equal to 15% of the shortfall amount.

Note 12. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares.  As of March 31, 2020, there were 1,478,251 shares of the Company’s common stock subject to outstanding awards and 475,582 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan.

On March 26, 2019, the board of directors adopted the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which was approved at the 2019 Annual Meeting of Stockholders on May 15, 2019. The 2019 Incentive Plan serves as the successor to the 2017 Plan; however, shares continued to be available for award grants under the 2017 Plan following the effectiveness of the 2019 Incentive Plan. The maximum aggregate number of shares issuable under the 2019 Incentive Plan is 1,700,000. No awards had been issued under the 2019 Incentive Plan as of March 31, 2020.

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

Stock Options

The Company has not had any stock option activity under the Plans.

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

For the three months ended March 31, 2020, 117,345 restricted stock units were granted, and vested on the grant date, to certain directors, executives, and key employees.  During the three months ended March 31, 2019, restricted stock units were granted to certain executives and include both a service and a performance condition. The performance condition is achievement of a 2021 earnings target and the level of achievement of the earnings target determines the number of shares that will be issued.  The number of shares to be issued at achievement of 100% of the earnings target is 573,824, and up to 1,147,648 shares will be issued upon achievement of 200% of the earnings target. The 200% target share amount of 1,147,648 were included as granted in the January 1, 2020, figure in the table below of nonvested shares outstanding.  During the three months ended March 31, 2020, the performance condition for these shares that was deemed probable of vesting as of December 31, 2019 was determined to be no longer probable of vesting at March 31, 2020.  This resulted in a reversal of stock compensation expense of approximately $1.6 million recorded during the three months ended March 31, 2020.

The Company estimated the fair value of these shares on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the restricted stock units during the three months ended March 31, 2020 was determined using the closing share price on the date of grant.

A summary of the Company’s restricted stock activity for the three months ended March 31, 2020 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2020	1,825,123	$12.75
Granted	117,345	$7.38
Forfeited	181,501	$13.01
Vested	282,716	$10.32
Nonvested shares at March 31, 2020	1,478,251	$12.75

As of March 31, 2020, total remaining stock-based compensation expense for nonvested restricted stock is $4.7 million, which is expected to be recognized over a weighted average remaining period of 1.6 years.

Total stock-based compensation (benefit) expense recognized for restricted stock for the three months ended March 31, 2020 and 2019 was $(0.7) million and $0.6 million, respectively.

Phantom Stock

Phantom stock awards are grants of phantom stock with respect to shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. Remaining shares of phantom stock outstanding at March 31, 2020 are for a member of the board of directors and are subject to vesting over a period of three years. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability. The fair value as of March 31, 2020 for the phantom stock awards was estimated using the closing price of the Class A Common Stock on March 31, 2020.

The Company recorded phantom stock-based compensation expense of less than $0.01 million during the three months ended March 31, 2020 and 2019. There were 694 outstanding phantom shares as of December 31, 2019 and March 31, 2020.

As of March 31, 2020, total remaining stock-based compensation expense for phantom stock is less than $0.01 million, which is expected to be recognized over a weighted average remaining period of 0.75 years.

Note 13. Provision for Income Taxes

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended March 31, 2020, the effective tax rate of 44.76% decreased significantly compared to the effective tax rate of 80.52% for the three months ended March 31, 2019, due to the impact of discrete items in relation to the amount of the Company’s pre-tax earnings. The discrete items include unfavorable adjustments resulting from ASU 2016-09, which requires excess tax benefits and deficiencies related to stock compensation to be recognized as a component of income tax expense rather than stockholders’ equity, in addition to unrecognized tax benefits related to the TAC acquisition.

In response to the global impacts of COVID-19 on U.S. companies and citizens, the federal government enacted the CARES Act on March 27, 2020.  The CARES Act included several temporary tax relief provisions for companies, including modifications to the interest deduction limitation and a five year net operating loss carryback.  In response to these tax relief provisions, the Company has adjusted its deferred tax asset related to the interest limitation and anticipates carrying back any net operating loss generated in 2020 to prior tax periods.

Note 14. Related Party Transactions

Facility Rent

RDS leases three of its facilities from a trust affiliated with a Company stockholder. Additionally, as a result of recent acquisitions, RDS also leases five of its facilities from current employees, contractors or former owners of acquired businesses. Rent expense under related party leases totaled $0.5 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. No amounts were unpaid under these leases at March 31, 2020 and December 31, 2019. See Note 11.

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee. Rent expense under this lease was $0.03 million and $0.04 million for the three months ended March 31, 2020 and 2019, respectively. No amounts were unpaid under this lease at March 31, 2020 and December 31, 2019. See Note 11.

Subcontractors and Supplier

Two RDS employees have family members that have an ownership interest in a flooring subcontracting company that does business with RDS. During the three months ended March 31, 2020 and 2019, this company performed a total of $0.2 million in subcontract work for RDS. Amounts due and recorded as accounts payable at March 31, 2020 and December 31, 2019 was $0.01 million.

Design services were also provided to RDS by designers affiliated with current Greencraft employees. During the three months ended March 31, 2020 and 2019, expenses incurred with this design company were less than $0.01 million and $0.03 million, respectively. No amounts were unpaid at March 31, 2020 and December 31, 2019.

Other Consulting Services

A consulting firm affiliated with an officer of the Company has performed various consulting services for the Company related to human resources, accounting, and project management. During the three months ended March 31, 2020 and 2019, the Company incurred $0.1 million and $0.04 million of costs, respectively, with this consulting firm. No amounts were unpaid at March 31, 2020 and December 31, 2019.

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

Information for the periods presented is provided below:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net revenue:
RDS	$79,350	$79,985
ASG	55,543	57,505
Elimination of intercompany sales	(515)	(570)
Consolidated total	$134,378	$136,920

Operating income (loss):
RDS	$(1,607)	$2,480
ASG	2,540	4,736
Elimination of intercompany activity	10	72
Unallocated corporate operating loss	(2,916)	(4,022)
Consolidated total	$(1,973)	$3,266

Capital expenditures:
RDS	$606	$1,334
ASG	766	523
Unallocated corporate capital expenditures	-	23
Consolidated total	$1,372	$1,880

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Goodwill:
RDS	$54,225	$54,225
ASG	45,564	45,564
Consolidated total	$99,789	$99,789

Other intangible assets, net:
RDS	$43,073	$44,509
ASG	44,492	46,239
Consolidated total	$87,565	$90,748

Total assets:
RDS	$202,332	$182,754
ASG	223,885	217,655
Consolidation entries	63	36
Unallocated assets, including corporate	21,709	19,830
Consolidated total	$447,989	$420,275

Note 16. Subsequent Events

Events occurring after March 31, 2020, have been evaluated for possible adjustment to the condensed consolidated financial statements or disclosure as of May 21, 2020, which is the date the condensed consolidated financial statements were available to be issued. The COVID-19 pandemic has caused widespread adverse impacts to the economy and financial markets, and to the Company’s employees, customers, suppliers and other business partners. The Company has taken certain actions, many of which began in the second quarter of 2020, that include reductions in employee compensation costs and other targeted cost reductions.   Additionally, on April 8, 2020, the Company entered into an amendment on the Term Loan Facility.  See Note 10. The Company continues to evaluate the impact of COVID-19 on its operations, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain.

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

Through our Residential Design Services (which we refer to as “RDS”) operating segment, we serve national and regional homebuilders by providing an integrated, outsourced solution for the design, consultation, sourcing, distribution and installation needs of their homebuyer customers. Through our design centers, our consultants work closely with homebuyers in the selection of a broad array of interior products and finishes, including flooring, cabinets, countertops, wall tile, finish carpentry, shower enclosures and mirrors, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior products to provide a streamlined experience for the homebuyer. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital.

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

Recent developments relating to the outbreak of the coronavirus pandemic ("COVID-19")

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, the United States government declared the pandemic a national emergency; and most states imposed measures to reduce the spread of COVID-19, including orders to shelter in place, social distance, and close certain non-essential businesses.  The pandemic has caused widespread adverse impacts to the economy and financial markets, and to our employees, customers, suppliers and other parties with whom we do business.

Our first quarter performance was not impacted by the effect from COVID-19 until mid-March 2020. However, we expect that the COVID-19 pandemic will have an adverse effect on our revenues and financial results for the remainder of 2020, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, severity, and scope of the outbreak. We have taken certain actions, such as freezing hiring and implementing reductions in employee compensation costs and targeted furloughs to help mitigate the financial impacts of the COVID-19 pandemic. We are rationalizing costs, tightly managing working capital, improving processes and leveraging technology to generate additional efficiencies in our business. We have also eliminated Board of Directors fees for the remainder of 2020 and continue to implement other cost-saving measures.

For a further discussion of trends, uncertainties, and other factors that could affect our continuing operating results related to the effects of the COVID-19 pandemic, see the section entitled "Risk Factors" in Item 1A in this Quarterly Report on Form 10-Q.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Revenue. For the three months ended March 31, 2020, net revenue decreased $2.5 million, or 1.9%, to $134.4 million, from $136.9 million for the three months ended March 31, 2019. Net revenue for the three months ended March 31, 2020 and 2019 is adjusted for the elimination of intercompany sales of $0.5 million and $0.6 million, respectively. Net revenue in both segments was negatively affected in March by the COVID-19 pandemic.

In our RDS segment, net revenue decreased by $0.6 million, or 0.8%, to $79.4 million for the three months ended March 31, 2020, from $80.0 million for the three months ended March 31, 2019. The decrease was largely due to continued softening of the Southern California market with approximately $5.0 million of decreased sales, partially offset by sales gains in Northern California, Arizona, and Texas, as well as increased sales from the acquisition of Intown in March 2019.  Price/mix was negative in the quarter and was partially offset by positive growth in volumes.

In our ASG segment, net revenue decreased by $2.0 million, or 3.4%, to $55.5 million for the three months ended March 31, 2020, from $57.5 million for the three months ended March 31, 2019. This decrease was primarily due to a decrease in natural stone and tile sales, partially offset by an increase in quartz sales during the three months ended March 31, 2020.  Volume and price/mix were both negative in the quarter.

Cost of Revenue. For the three months ended March 31, 2020, cost of revenue increased $5.5 million, or 5.6%, to $103.7 million, from $98.2 million for the three months ended March 31, 2019.

In our RDS segment, cost of revenue increased by $4.5 million, or 7.9%, to $61.9 million for the three months ended March 31, 2020, from $57.3 million for the three months ended March 31, 2019. This increase is due primarily to the acquisition of Intown, as well as higher material and labor costs, due in part to a higher volume of sales.

In our ASG segment, cost of revenue increased by $0.8 million, or 2.0%, to $42.3 million for the three months ended March 31, 2020, from $41.5 million for the three months ended March 31, 2019. This increase is due primarily to an increase in other non-product costs during the three months ended March 31, 2020.

Gross Profit and Margin. For the three months ended March 31, 2020, gross profit decreased $8.0 million, or 20.8%, to $30.7 million, from $38.7 million for the three months ended March 31, 2019. The decrease in gross profit was due to the impact of negative price mix and an increase in other non-product costs, partially offset by the contribution from higher volumes.  For the three months ended March 31, 2020, gross margin decreased 5.5% to 22.8%, from 28.3% for the three months ended March 31, 2019.

In our RDS segment, gross margin decreased 6.3% to 22.0% for the three months ended March 31, 2020, from 28.3% for the three months ended March 31, 2019. This decrease is due to an unfavorable product mix primarily due to an increase in entry- to mid-level homebuilding as a percentage of project activity in our markets. We expect for the heightened percentage of entry- to mid-level homebuilding to continue to increase in the coming quarters putting increased pressure on our gross margins.

In our ASG segment, gross margin decreased 4.1% to 23.8% for the three months ended March 31, 2020, from 27.9% for the three months ended March 31, 2019. This decrease was primarily due to an unfavorable product and price mix as well as an increase in other non-product costs.

Operating Expense. For the three months ended March 31, 2020, operating expenses decreased by $2.8 million, or 7.9%, to $32.7 million, from $35.5 million for the three months ended March 31, 2019.

In our RDS segment, operating expenses decreased by $1.1 million to $19.1 million for the three months ended March 31, 2020, from $20.2 million for the three months ended March 31, 2019. This decrease was primarily related to less sales commissions and bonuses due to decreased net sales during the three months ended March 31, 2020.

In our ASG segment, operating expenses decreased by $0.6 million to $10.7 million for the three months ended March 31, 2020, from $11.3 million for the three months ended March 31, 2019. This decrease was related to less sales commissions and bonuses due to decreased net sales during the three months ended March 31, 2020.

SIC corporate costs decreased by $1.1 million to $2.9 million for the three months ended March 31, 2020, from $4.0 million for the three months ended March 31, 2019.  This was primarily the result of a reversal of stock compensation expense for performance-based nonvested shares for which the performance condition was no longer probable as of March 31, 2020.

Depreciation and Amortization. For the three months ended March 31, 2020, depreciation and amortization expenses decreased by $0.6 million, or 9.7%, to $5.6 million, from $6.2 million for the three months ended March 31, 2019.

In our RDS segment, depreciation and amortization expenses decreased by $0.6 million, or 16.5%, to $2.8 million for the three months ended March 31, 2020, which was primarily due to certain RDS customer list intangibles that fully amortized during 2019, partially offset by additional assets in-service, including the new ERP system at RDS, that began depreciating during the three months ended March 31, 2020.

In our ASG segment, depreciation and amortization expenses remained relatively consistent at $2.8 million for the three months ended March 31, 2020 and 2019.

Interest Expense. For the three months ended March 31, 2020, interest expense decreased by $0.4 million, or 10.0%, to $3.9 million, from $4.3 million for the three months ended March 31, 2019, primarily as a result of lower interest rates during the period.

Income Taxes. For the three months ended March 31, 2020, income tax expense decreased by $3.8 million from a $0.5 million expense for the three months ended March 31, 2019 to a $3.2 million benefit for the three months ended March 31, 2020. During the three months ended March 31, 2020, our effective rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations, primarily because of the impact of discrete items related to a shortfall on equity-based compensation and changes in uncertain tax positions.

Net (Loss) Income. For the three months ended March 31, 2020, net income decreased from $0.1 million of income for the three months ended March 31, 2019 to a $4.0 million loss for the three months ended March 31, 2020.

Adjusted EBITDA. For the three months ended March 31, 2020, Adjusted EBITDA decreased to $4.5 million, from $12.5 million for the three months ended March 31, 2019.

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Consolidated net (loss) income	$(4,002)	$127
Income tax (benefit) expense	(3,243)	525
Interest expense	3,895	4,329
Depreciation and amortization	5,644	6,249
EBITDA	2,294	11,230
Equity-based compensation	(669)	561
Purchase accounting fair value adjustments	—	(1,522)
Acquisition and integration related costs	1,452	1,454
Employee related reorganization costs	207	439
Other non-recurring costs	679	347
Strategic alternatives costs	575	—
Adjusted EBITDA	$4,538	$12,509

Adjusted EBITDA Margin. For the three months ended March 31, 2020, Adjusted EBITDA margin decreased to 3.4%, from 9.1% for the three months ended March 31, 2019.

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

EBITDA is defined as consolidated net income before interest, taxes, and depreciation and amortization. Adjusted EBITDA is defined as consolidated net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense, (iv) stock compensation expense, and (v) adjustments for costs that are deemed to be transitional in nature or not related to our core operations, such as severance and employee related reorganization costs, purchase accounting fair value adjustments, strategic alternatives costs, facility closure costs, and professional, financing and legal fees related to business acquisitions, or similar transitional costs and expenses related to business investments, greenfield investments, and integrating acquired businesses into our Company. Adjusted EBITDA margin is calculated as a percentage of our net revenue. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures used by us as supplemental measures in evaluating our operating performance.

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

As of March 31, 2020, we had liquidity of $72.2 million, comprised of $36.9 million of cash and $35.3 million of available borrowing capacity, under our revolving credit facility.  Due to the impact of COVID-19, the Company increased its borrowings under the SIC Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility considering current uncertainty in the global markets resulting from the COVID-19 outbreak.

Financing Sources; Debt

SIC Credit Facility

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018 (which we refer to as the “SIC Credit Facility”), with a commercial bank. The SIC Credit Facility is used by the Company, including both RDS and ASG, for operational purposes. Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings in an initial amount of up to an aggregate of $90 million (after it was increased by $10 million through the amendment in December 2018), and which may be further increased to an aggregate amount not to exceed $130 million upon the satisfaction of certain conditions.

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

The revolving loans under the SIC Credit Facility bear interest at a floating rate, which the Company can elect between a LIBOR based rate plus an applicable margin varying from one hundred twenty five basis points (1.25%) to one hundred seventy five basis points (1.75%) based on the borrowers’ average daily availability determined quarterly, or a base rate (determined as the greatest of the Prime rate, the Federal Funds rate plus a fifty basis point (0.50%) margin, or the LIBOR rate with a 30 day interest period plus a two hundred basis point (2.00%) margin) plus an applicable margin varying from twenty five basis points (0.25%) to seventy five basis points (0.75%) based on the borrowers’ average daily availability determined quarterly.  Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%).  All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions.  Letter of credit obligations under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

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

The SIC Credit Facility is subject to certain financial covenants. At March 31, 2020, the Company was in compliance with the financial covenants.

As of March 31, 2020, $49.2 million was outstanding under the SIC Credit Facility. The Company also had $0.4 million of outstanding letters of credit under the SIC Credit Facility at March 31, 2020.

Term Loan Facility

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was further amended in August 2018 to adjust the borrowing capacity to $101.4 million, and was further amended in December 2018 to increase the borrowing capacity to $174.2 million.  On February 7, 2020, the Term Loan Facility was amended to revise certain leverage ratio covenant requirements.  The required leverage ratio measured as of the end of each fiscal quarter ending on March 31, 2020 and each fiscal quarter thereafter to (and including) the fiscal quarter ending December 31, 2020 was increased to 3.90:1.00, after which it reduces to 3.75:1.00 for the fiscal quarter ending March 31, 2021 and each fiscal quarter ending thereafter.

Borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 4.75% for a base rate loan, or (ii) the LIBOR rate plus 6.75% for a LIBOR loan in the event the leverage ratio is greater than 2.40:1.00.  In the event the leverage ratio is less than 2.40:1.00, the rates decrease to either (i) the base rate plus 4.25% for a base rate loan or (ii) the LIBOR rate plus 6.25% for a LIBOR loan. The base rate is the greatest of the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and 3.5% per annum. During an insolvency proceeding or during any other event of default (if elected by the required lenders), the borrowings under the Term Loan Facility bear interest at the default rate, which is 2% per annum plus the interest rate otherwise applicable to such indebtedness. The borrowings under the Term Loan Facility are secured by substantially all of the assets of, and the performance and payment by borrowers thereunder are guaranteed by, the Company and certain of its subsidiaries.

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

Substantially all of the Company’s assets are collateral for the Term Loan Facility, including accounts receivable and inventory, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan

Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all financial and nonfinancial covenants as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, approximately $153.6 million of indebtedness was outstanding under the Term Loan Facility.

On April 8, 2020, the Term Loan Facility was further amended, which amendment, among other things, (i) waived the requirement that the Company prepay the Term Loans with Excess Cash Flow (as defined in the Term Loan Facility) due for payment during the year ending December 31, 2020, (ii) amended the Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) covenant applicable to the fiscal year ending December 31, 2020 to be tested on a monthly basis and requires the Company and its subsidiaries to maintain a reduced Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) of not less than 1.00:1.00 for each month during such fiscal year, and (iii) does not require the Company to test the Total Leverage (as defined in the Term Loan Facility) covenant effective as of the execution date of April 8, 2020 through and including December 31, 2020 for any fiscal quarter end during such period, for so long as the Company and its subsidiaries maintain Financial Covenant Availability (as defined in the Term Loan Facility) of not less than $35 million at all times during such fiscal quarter.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. As of March 31, 2020, approximately $10.0 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent approximately 65% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $106.6 million at March 31, 2020, compared to $113.4 million at December 31, 2019, for a net decrease of $6.8 million, primarily due to a decrease in accounts receivable resulting mainly from decreasing sales and an increase in accounts payable due to working capital management during the three months ended March 31, 2020.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $7.8 million and $10.6 million for the three months ended March 31, 2020 and 2019, respectively. Net loss was $4.0 million for the three months ended March 31, 2020, and net income was $0.1 million for the three months ended March 31, 2019.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $5.6 million for the three months ended March 31, 2020, and $5.5 million for the three months ended March 31, 2019.

Changes in operating assets and liabilities resulted in net cash provided of $6.2 million for the three months ended March 31, 2020. Changes in operating assets and liabilities resulted in net cash used of $5.0 million for the three months ended March 31, 2019.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2020, cash flow used in investing activities was $1.4 million for capital expenditures for property and equipment, net of proceeds from disposals. For the three months ended March 31, 2019, cash flow used in investing activities was $16.5 million, with $1.0 million for the indemnity payment related to the Bedrock acquisition, $10.7 million for the acquisition of Intown, and $3.0 million for the escrow payment related to the Greencraft acquisition. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $1.8 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $25.5 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, we made principal payments of $0.3 million on term debt. As of March 31, 2020, aggregate net borrowings on the SIC Credit Facility were $26.9 million and payments on notes payable were $0.7 million.  During the three months ended March 31, 2020, we also purchased $0.7 million of treasury stock and received proceeds from our ERP system lease of $0.4 million.  For the three months ended March 31, 2019, we borrowed an additional $11.5 million in term debt, and made principal payments of $0.3 million, for a net increase in term debt of $11.2 million. As of March 31, 2019, aggregate net payments on the SIC Credit Facility were $7.1 million and payments on notes payable were $0.4 million.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2020. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Remaining in 2020	1 to 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$154,222	$1,248	$2,314	$150,660	$-
Capital lease obligations(2)	10,246	2,303	5,424	2,076	443
Operating lease obligations(3)	50,895	11,373	24,935	9,625	4,962
Purchase obligations(4)	722,256	55,486	199,477	282,704	184,589
Total	$937,619	$70,410	$232,150	$445,065	$189,994

(1)

Long-term debt obligations include principal payments on our term loans as well as our notes payable. Long-term debt obligations do not include interest or fees on the unused portion of our revolving letters of credit or financing fees associated with the issuance of debt.

(2)	Capital lease obligations include payments, including interest, on capital leases for vehicles and equipment purchased.
(3)

We lease certain locations, including, but not limited to, corporate offices, warehouses, fabrication shops, and design centers. For additional information, see Note 11—Commitments and Contingencies to our condensed consolidated financial statements included in this Report.

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

In addition to the contractual obligations set forth above, as of March 31, 2020, we had an aggregate of approximately $49.2 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of March 31, 2020, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended March 31, 2020 from the critical accounting policies and estimates as previously disclosed in our financial statements included in our 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 12, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements are calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future. In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness. At March 31, 2020, we had outstanding variable rate borrowings of approximately $202.7 million. Assuming the current level of borrowing under the variable rate debt facility, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by $2.0 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2019 and 2018 or during the three months ended March 31, 2020. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (which we refer to as, together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended March 31, 2020, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 12, 2020 other than as follows:

The COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, our business, financial condition, and results of operations.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, the United States government declared the pandemic a national emergency; and most states imposed measures to reduce the spread of COVID-19, including orders to shelter in place, social distance, and close certain non-essential businesses.  The pandemic has caused widespread adverse impacts to the economy and financial markets, and to our employees, customers, suppliers and other parties with whom we do business.  The pandemic has already had an impact on our operations including adversely impacting demand for our products and disrupting our business operations.  The ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, severity, scope of the outbreak, and the actions taken to contain its impact, as well as actions taken to limit the resulting economic impact, among others.

Our business depends in large part on housing starts and residential repair and remodel activity, all of which is generally dependent on the overall health of the economy.  The economic uncertainty resulting from the COVID-19 pandemic could have a material and adverse impact on housing starts and residential repair and remodel activity, which in turn could materially impact demand for our products and services. Furthermore, a depressed market could result in downward pricing pressures as our competitors compete for fewer jobs, adversely impacting our margins.  Decreased demand for our products could also result in our failure to meet minimum purchase requirements under certain of our supply agreements, resulting in the loss of exclusivity or financial penalties.  In particular, one of the main suppliers of ASG’s Pental business provides Pental with exclusive distribution rights in 23 states in the United States, so long as it meets certain minimum purchase requirements.  If we are unable to meet these minimum purchase requirements, we could lose exclusivity in the event we are not successful in negotiating reduced minimum requirements or continued exclusivity.  The loss of this exclusive relationship could have a material impact on ASG’s Pental business.

We also face business interruptions throughout the pandemic.  In general, in most states and jurisdictions where we operate, construction has been designated an essential service and we have been able to continue to operate.  However, there can be no assurance that our business will remain designated as an essential service or that government officials will not expand business closures in the future to include our business, which would have a material adverse effect on our operations and financial condition.  Also, even though we have been able to continue to operate as an essential business, new protocols and safety measures at construction sites have and are expected to continue to negatively impact productivity and efficiency of delivery of our products and services for so long as such protocols and measures remain in place.  Furthermore, we have experienced significant disruption in our business as a result of government regulations and other measures implemented to try to slow the spread of the virus, such as travel bans and restrictions, border closures, quarantines, shelter-in-place orders and other business shutdowns.  This has resulted in our business, our suppliers and other business counterparties experiencing operational delays, including delays in the delivery of products that are sourced from around the globe, all of which have caused, and may continue to cause, delays in our ability to provide products and services to our customers in a timely manner, achieve milestones or deadlines relating to various projects, and other operational disruptions, which could negatively affect our reputation, impede us from to servicing our customers,  and/or impact our ability to generate income.

Furthermore, if business conditions do not improve, we may be unable to comply with all affirmative covenants, including the required leverage ratio, under our Term Loan Facility, which could result in an event of default under the Term Loan Facility.  In such an event, we may not be successful in amending the Term Loan Facility to revise such covenants or may be unable to refinance the Term Loan Facility on favorable terms, if at all.

We are unable to predict the duration of the COVID-19 pandemic or how it will affect our or our customers’ business operations after it is contained. The full extent of the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations cannot be predicted and has been and may continue to be material. The magnitude will depend on factors beyond our control.  We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, we may be unable to respond to some of the needs of our business, and our financial condition and results of operations may be further impacted.

Finally, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 could be heightened as a result of the impact of the COVID-19 pandemic or any other public health crisis.  New risks could also emerge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	-	$-	-	-
February 1, 2020 - February 29, 2020	30,114	8.70	-	-
March 1, 2020 - March 31, 2020	53,499	7.38	-	-
Total	83,613	$7.87	-	-

(1)

Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 249,702 shares of restricted stock awarded under our 2017 Plan.

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

10.1†*	Retention Agreement, dated as of March 13, 2020, by and between the Company and Tyrone Johnson.

10.2†*	Retention Agreement, dated as of March 13, 2020, by and between the Company and Nadeem Moiz.

10.3†*	Retention Agreement, dated as of March 13, 2020, by and between the Company and Kendall Hoyd.

10.4†*	Retention Agreement, dated as of March 13, 2020, by and between the Company and Shawn Baldwin.

10.5

Eighth Amendment to Financing Agreement, dated as of February 7, 2020, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2020).

10.6

Ninth Amendment to Financing Agreement, dated as of April 8, 2020, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020).

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

Select Interior Concepts, Inc.

Date: May 21, 2020	By:	/s/ Tyrone Johnson
Tyrone Johnson
Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2020	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Financial Officer (Principal Financial Officer)