Form 10-Q
period 2020-06-30
Select Interior Concepts, Inc.
filed 2020-08-06
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 31, 2020, the registrant had 25,368,031 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash	$2,936	$5,002
Accounts receivable, net of allowance for doubtful accounts of $520 and $849 at June 30, 2020 and December 31, 2019, respectively	58,201	63,419
Inventories	99,743	104,741
Prepaid expenses and other current assets	14,608	11,083
Income taxes receivable	5,134	2,184
Total current assets	180,622	186,429
Property and equipment, net of accumulated depreciation of $25,812 and $21,020 at June 30, 2020 and December 31, 2019, respectively	24,453	26,494
Deferred tax assets, net	10,222	10,550
Goodwill	99,789	99,789
Customer relationships, net of accumulated amortization of $52,895 and $48,251 at June 30, 2020 and December 31, 2019, respectively	67,345	71,989
Other intangible assets, net of accumulated amortization of $9,194 and $7,471 at June 30, 2020 and December 31, 2019, respectively	17,036	18,759
Other assets	5,295	6,265
Total assets	$404,762	$420,275
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$49,118	$42,734
Accrued expenses and other current liabilities	15,328	16,661
Customer deposits	10,674	8,627
Current portion of long-term debt, net of financing fees of $1,050 and $511 at June 30, 2020 and December 31, 2019, respectively	360	11,749
Current portion of capital lease obligations	2,618	2,395
Total current liabilities	78,098	82,166
Line of credit	9,319	21,871
Long-term debt, net of current portion and financing fees of $2,354 and $1,107 at June 30, 2020 and December 31, 2019, respectively	149,951	141,299
Long-term capital lease obligations	6,179	6,907
Other long-term liabilities	6,404	6,757
Total liabilities	$249,951	$259,000
Commitments and contingencies (see Note 11)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,500,849 shares issued and 25,368,031 outstanding at June 30, 2020 and 25,139,542 shares issued and 25,106,402 outstanding at December 31, 2019	255	251
Treasury stock, 132,818 shares at June 30, 2020 and 33,140 shares at December 31, 2019, at cost	(1,095)	(391)
Additional paid-in capital	162,813	161,396
Retained earnings (accumulated deficit)	(7,162)	19
Total stockholders' equity	$154,811	$161,275
Total liabilities and stockholders' equity	$404,762	$420,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share data)	2020	2019	2020	2019
Revenues, net	$125,442	$158,342	$259,820	$295,262
Cost of revenues	94,742	114,174	198,427	212,361
Gross profit	30,700	44,168	61,393	82,901
Selling, general and administrative expenses	30,737	37,418	63,403	72,885
Income (loss) from operations	(37)	6,750	(2,010)	10,016
Other expense:
Interest expense	3,632	4,480	7,527	8,809
Other expense (income), net	(34)	995	1,343	(720)
Total other expense, net	3,598	5,475	8,870	8,089
Income (loss) before provision (benefit) for income taxes	(3,635)	1,275	(10,880)	1,927
Provision (benefit) for income taxes	(456)	113	(3,699)	638
Net income (loss)	$(3,179)	$1,162	$(7,181)	$1,289
Earnings (loss) per share of common stock
Basic common stock	$(0.13)	$0.05	$(0.28)	$0.05
Diluted common stock	$(0.13)	$0.05	$(0.28)	$0.05
Weighted average shares outstanding
Basic common stock	25,328,649	25,289,041	25,260,425	25,526,332
Diluted common stock	25,328,649	25,383,843	25,260,425	25,603,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows provided by operating activities
Net income (loss)	$(7,181)	$1,289
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,367	12,681
Change in fair value of earn-out liabilities	—	(563)
Equity-based compensation	554	1,982
Deferred expense from income taxes	328	—
Amortized interest on deferred debt issuance costs	494	305
Decrease in allowance for doubtful accounts	(343)	(128)
Gain on disposal of property and equipment, net	(5)	(77)
Other	(44)	—
Changes in operating assets and liabilities:
Accounts receivable	5,531	(4,989)
Inventories	4,998	(4,987)
Prepaid expenses and other current assets	(3,882)	(2,276)
Other assets	(322)	(144)
Accounts payable	6,499	8,565
Accrued expenses and other current liabilities	(467)	986
Income taxes receivable	(2,950)	(3,479)
Customer deposit	2,047	(361)
Other long-term liabilities	936	—
Net cash provided by operating activities	17,560	8,804
Cash flows used in investing activities
Purchase of property and equipment	(2,436)	(3,475)
Proceeds from disposal of property and equipment	22	11
Acquisition of Intown Design, Inc.	—	(11,537)
Escrow release payment related to acquisition of Greencraft Holdings, LLC	—	(3,000)
Acquisition of Elegant Home Design, LLC (Indemnity payment in 2019)	—	(1,000)
Net cash used in investing activities	(2,414)	(19,001)
Cash flows provided by (used in) financing activities
Payment of Greencraft Holdings, LLC earn-out liability	—	(5,794)
Proceeds from ERP financing	376	—
Payments on line of credit, net	(12,601)	(839)
Proceeds from term loan	—	11,500
Term loan deferred issuance costs	(2,231)	—
Purchase of treasury stock	(704)	(8)
Payments on notes payable and capital leases	(1,527)	(793)
Principal payments on long-term debt	(525)	(1,326)
Net cash provided by (used in) financing activities	(17,212)	2,740
Net decrease in cash	$(2,066)	$(7,457)
Cash (and restricted cash in 2019), beginning of period	5,002	9,362
Cash, end of period	$2,936	$1,905
Supplemental disclosures of cash flow information
Cash paid for interest	$7,018	$8,265
Cash paid for income taxes	$211	$4,227
Supplemental disclosures of non-cash investing activities
Acquisition of equipment and vehicles with long-term debt and capital leases	$596	$1,325
Earn-out estimate for Intown Design, Inc.	$—	$2,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except share data)	Class A Common Stock Shares	Class A Common Stock	Treasury Stock, at Cost	Total Additional Paid-in Capital	Total Retained Earnings (Accumulated Deficit)	Total
Balance as of December 31, 2018	25,682,669	257	—	156,601	(8,164)	148,694
Equity-based compensation	—	—	—	558	—	558
Issuance of Class A common stock due to restricted stock vesting	138,555	—	—	—	—	—
Net income	—	—	—	—	127	127
Balance as of March 31, 2019	25,821,224	$257	$—	$157,159	$(8,037)	$149,379
Equity-based compensation	—	—	—	1,423	—	1,423
Issuance of Class A common stock due to restricted stock vesting	21,065	1	—	—	—	1
Repurchase of Class A common stock	—	—	(8)	—	—	(8)
Retirement of Class A common stock	(800,000)	(8)	8	—	—	—
Net income	—	—	—	—	1,162	1,162
Balance as of June 30, 2019	25,042,289	$250	$—	$158,582	$(6,875)	$151,957

Balance as of December 31, 2019	25,139,542	251	(391)	161,396	19	161,275
Equity-based compensation	—	—	—	(669)	—	(669)
Issuance of Class A common stock awards	69,377	1	—	863	—	864
Issuance of Class A common stock due to restricted stock vesting	213,339	2	—	—	—	2
Repurchase of Class A common stock	—	—	(655)	—	—	(655)
Net loss	—	—	—	—	(4,002)	(4,002)
Balance as of March 31, 2020	25,422,258	$254	$(1,046)	$161,590	$(3,983)	$156,815
Equity-based compensation	—	—	—	1,223	—	1,223
Issuance of Class A common stock due to restricted stock vesting	78,591	1	—	—	—	1
Repurchase of Class A common stock	—	—	(49)	—	—	(49)
Net loss	—	—	—	—	(3,179)	(3,179)
Balance as of June 30, 2020	25,500,849	$255	$(1,095)	$162,813	$(7,162)	$154,811

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

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share for the three and six months ended June 30, 2020 and 2019 are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share for common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended	Three Months Ended
(in thousands, except share data)	June 30, 2020	June 30, 2019
Net income (loss)	$(3,179)	$1,162
Weighted average shares of common stock outstanding:
Basic common stock outstanding	25,328,649	25,289,041
Diluted common stock outstanding	25,328,649	25,383,843
Earnings (loss) per share of common stock:
Basic common stock outstanding	$(0.13)	$0.05
Diluted common stock outstanding	$(0.13)	$0.05

	Six Months Ended	Six Months Ended
(in thousands, except share data)	June 30, 2020	June 30, 2019
Net income (loss)	$(7,181)	$1,289
Weighted average shares of common stock outstanding:
Basic common stock outstanding	25,260,425	25,526,332
Diluted common stock outstanding	25,260,425	25,603,663
Earnings (loss) per share of common stock:
Basic common stock outstanding	$(0.28)	$0.05
Diluted common stock outstanding	$(0.28)	$0.05

All restricted stock awards outstanding consisting of 2,067,202 shares of restricted stock at June 30, 2020 were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2020 because the Company reported a net loss and the effect of inclusion would have been antidilutive.

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

The Company records contingent consideration, or earn-outs, associated with certain acquisitions.  These earn-outs are adjusted to fair value at each reporting period and any change to fair value based on a change in certain factors, such as the discount rate or estimates for the outcome of specified milestone goals, will result in an adjustment to the fair value of the liability. These adjustments will be recorded to (income) expense as a measurement period adjustment.

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

The earn-out liability associated with the acquisition of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019 had a recorded fair value of zero at June 30, 2020 and December 31, 2019.  The earn-out liability is no longer a Level 3 fair value estimate as of June 30, 2020, as the underlying inputs are now known and the earn-out target criteria were not met.  No adjustments to fair value were recorded in other (income) expense for the three or six months ended June 30, 2020 or 2019.

At June 30, 2020 and December 31, 2019, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. There were no transfers within Level 3 fair value measurements during the three months ended June 30, 2020.  There were no transfers during the six months ended June 30, 2020, other than the Intown earn-out liability out of Level 3 due to the availability of observable and known inputs to calculate the fair value of the liability as of June 30, 2020.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the six-month period ended June 30, 2020 or the year ended December 31, 2019.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, including intangible assets. Goodwill is tested annually for impairment on December 31.  Impairment indicators existed as of March 31, 2020 surrounding the decrease in the Company’s stock price, significant adverse changes in the business climate and other macroeconomic conditions. The Company performed a goodwill impairment test as of March 31, 2020. The Company identified RDS and ASG as reporting units and determined each reporting unit’s fair value exceeded such reporting unit’s carrying value. No additional impairment indicators were identified during the three months ended June 30, 2020.  There were no impairment charges related to goodwill for the six months ended June 30, 2020 or the year ended December 31, 2019.

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

In the fourth quarter of 2019, the Company adopted ASU 2014-09, the new accounting standard under ASC Topic 606, using the modified retrospective method as of January 1, 2019.  The results for the three and six months ended June 30, 2019 have not been adjusted to reflect the adoption of ASU 2014-09.  (See Note 3).

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

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805)—Clarifying the Definition of a Business. This ASU provides additional guidance in regard to evaluating whether a transaction should be treated as an asset acquisition (or disposal) or a business combination. Particularly, the amendments to this ASU provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This clarification reduces the number of transactions that need further evaluation for business combination. The Company adopted this standard on January 1, 2019 in evaluating acquisitions.

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

The Company’s contracts with its home builder customers within our RDS operating segment are usually short-term in nature and will generally range in length from several days to several weeks.  The Company’s contracts related to multi-family and commercial projects are generally long-term in nature. The Company recognizes revenue from both short-term and long-term contracts for each distinct performance obligation identified over time on a percentage-of-completion basis of accounting, utilizing the output method as a measure of progress, as the Company believes this represents the best measure of when goods and services are transferred to the customer.

In the fourth quarter of 2019, the Company adopted ASU 2014-09, the new accounting standard under ASC Topic 606, using the modified retrospective method as of January 1, 2019.  The results for the three and six months ended June 30, 2019 have not been adjusted to reflect the adoption of ASU 2014-09.  The impact of adoption of ASU 2014-09 was not material and was less than $0.2 million to net revenue for both the three and six months ended June 30, 2020.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, revenue in excess of billings, customer deposits, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract assets

The Company’s contract assets consist of unbilled amounts typically resulting from sales under contracts when the revenue recognized exceeds the amount billed to the customer, generally in the RDS operating segment revenues derived from homebuilders and commercial and multifamily projects. Contract assets are recorded in other current assets in the Company’s Consolidated Balance Sheets.  The Company had contract assets of $10.2 million and $5.7 million as of June 30, 2020 and December 31, 2019, respectively.  The Company’s contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date.

Contract liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation or has billings in excess of revenue recognized. Contract liabilities related to revenues are recorded in customer deposits in the Company’s Consolidated Balance Sheets. The Company had total contract liabilities of $10.7 million and $8.6 million as of June 30, 2020 and December 31, 2019, respectively.  Contract liabilities are normally recognized to net sales within three to six months subsequent to each balance sheet date.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period, and relate primarily to multi-family or commercial revenue.  For the six months ended June 30, 2020 and 2019, multi-family and commercial projects accounted for approximately 3.0% and 2.6% of the Company’s consolidated revenues, respectively.  For the three months ended June 30, 2020 and 2019, multi-family and commercial projects accounted for approximately 3.2% and 3.3% of the Company’s consolidated revenues, respectively.  As of June 30, 2020 and December 31, 2019, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $3.7 million and $4.5 million, respectively. The Company expects to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 12 months.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue from contracts with customers is disaggregated differently for each reporting segment as this is how management evaluates the nature, amount, timing and uncertainty of revenue and cash flows as affected by economic factors.  RDS operating segment revenues are disaggregated by geographic area within the United States.  ASG operating segment revenues are disaggregated by product category.

The following table presents net revenue for the RDS operating segment disaggregated by geographical area for the three and six months ended June 30, 2020:

RDS
(in thousands)	For the Three Months Ended June 30, 2020%		For the Six Months Ended June 30, 2020%
East	$19,400	26%	$38,500	25%
Central	4,900	7%	9,800	7%
West	49,149	67%	104,499	68%
	$73,449	100%	$152,799	100%

The East consists of Virginia, Maryland, North Carolina and Georgia; the Central consists of Texas, and the West consists of California, Nevada and Arizona.

The following table presents net revenue for the ASG operating segment disaggregated by product category for the three and six months ended June 30, 2020:

ASG
(in thousands)	For the Three Months Ended June 30, 2020%		For the Six Months Ended June 30, 2020%
Quartz	$30,682	58%	$63,318	58%
Stone	16,087	31%	33,124	31%
Tile	3,766	7%	7,528	7%
Other	1,929	4%	4,037	4%
	$52,464	100%	$108,007	100%

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

For the three and six months ended June 30, 2020 and 2019, there were no customers which accounted for 10.0% or more of the Company’s total revenues.  There were no customers which accounted for 10.0% or more of total accounts receivable as of June 30, 2020 or December 31, 2019.

Note 5. Acquisitions

Intown Acquisition

On March 1, 2019, RDS acquired the assets of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”), an installer of residential and light commercial countertops and cabinets, for total cash consideration of $10.7 million at closing and an additional $0.8 million of purchase price adjustments that were funded in June 2019.  The purchase agreement also provides for potential earn-out consideration to the former shareholders of Intown in connection with the achievement of certain 2019 and 2020 financial milestones. The final earn-out payment has no maximum limit, but if certain targets are not met, there may be no earn-out payment. The contingent earn-out consideration had an estimated purchase price fair value of $2.0 million as of March 31, 2019.  As of December 31, 2019, the fair value of the earn-out was reduced to zero.  The earn-out targets were not met during the earn-out period which concluded during the six months ended June 30, 2020, and no consideration was paid for the earn-out.

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

From the date of acquisition to June 30, 2019, Intown generated revenue of $6.6 million and net loss of $0.4 million, which are included in the Company’s Condensed Consolidated Statements of Operations.  For the six months ended June 30, 2020, Intown generated revenue of $8.6 million and a net loss of $0.2 million.

Pro Forma Results

The following unaudited pro forma information for the six months ended June 30, 2019 has been prepared to give effect to the acquisition of Intown as if the acquisition had occurred on January 1, 2019. The pro forma information takes into account the preliminary purchase price allocation. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Intown acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Six Months Ended June 30,
2019
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$298,114
Net income	$1,117

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the six months ended June 30, 2019.
•

General and administrative expenses were based on actual results adjusted by $0.1 million for the six months ended June 30, 2019 for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted by $0.2 million for the six months ended June 30, 2019 for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

Note 6. Inventories

Inventories are valued at the lower of cost (using specific identification and first-in first-out methods) or net realizable value. The significant components of inventory were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials	$95,521	$102,438
Installations in process	4,222	2,303
	$99,743	$104,741

Note 7. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Vehicles	$10,880	$10,759
Machinery and equipment	9,758	9,672
Leasehold improvements	8,982	8,962
Furniture and fixtures	7,171	6,906
Computer equipment and internal-use software	11,560	10,167
Other	1,914	1,048
	50,265	47,514
Less: accumulated depreciation and amortization	(25,812)	(21,020)
Property and equipment, net	$24,453	$26,494

Depreciation and amortization expense of property and equipment totaled $2.5 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively. For three months ended June 30, 2020, $1.1 million and $1.4 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For three months ended June 30, 2019, $0.9 million and $1.2 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Depreciation and amortization expense of property and equipment totaled $5.0 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, $2.1 million and $2.9 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the six months ended June 30, 2019, $1.8 million and $2.3 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill by reportable segment is as follows as of June 30, 2020 and December 31, 2019:

(in thousands)	ASG	RDS	Total
Goodwill	$45,564	$54,225	$99,789

Intangible Assets

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of June 30, 2020:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$60,060	$120,240
Trade names	7,740	18,090	25,830
Non-compete agreements	50	350	400
	$67,970	$78,500	$146,470

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(22,479)	$(30,416)	$(52,895)
Trade names	(2,719)	(6,270)	(8,989)
Non-compete agreements	(27)	(178)	(205)
	$(25,225)	$(36,864)	$(62,089)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$37,701	$29,644	$67,345
Trade names	5,021	11,820	16,841
Non-compete agreements	23	172	195
	$42,745	$41,636	$84,381

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

Amortization expense on intangible assets totaled $3.2 million and $6.4 million during the three and six months ended June 30, 2020, respectively. Amortization expense on intangible assets totaled $4.4 million and $8.6 million during the three and six months ended June 30, 2019, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2020 Remaining	$6,367
2021	12,603
2022	12,402
2023	12,038
2024	10,313
Thereafter	30,658
$84,381

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

As of June 30, 2020 and December 31, 2019, $9.6 million and $22.2 million, respectively, were outstanding under the SIC Credit Facility. The Company also has $0.4 million in letters of credit outstanding at June 30, 2020.  The SIC Credit Facility is subject to certain financial covenants. At June 30, 2020, the Company was in compliance with the financial covenants.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs are amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs were less than $0.1 million for the three and six months ended June 30, 2020 and 2019. At June 30, 2020 and December 31, 2019, SIC had $0.3 million of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying condensed consolidated balance sheets.

Note 10. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
RDS equipment and vehicle notes	$245	$489
ASG term loans	153,470	154,177
	153,715	154,666
Unamortized debt issuance costs	(3,404)	(1,618)
Total long-term debt	150,311	153,048
Current portion of long-term debt, net of financing fees	$360	$11,749
Long-term debt, net of current portion and financing fees	$149,951	$141,299

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through May 2023. As of June 30, 2020 and December 31, 2019, the outstanding balance on equipment and vehicle notes payable totaled $0.2 million and $0.5 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At June 30, 2020 and December 31, 2019, ASG had $0.2 million and $0.4 million outstanding under this term loan, respectively.

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

Borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 4.75% for a base rate loan, or (ii) the LIBOR rate plus 6.75% for a LIBOR loan in the event the leverage ratio is greater than 2.40:1.00.  In the event the leverage ratio is less than 2.40:1.00, the rates decrease to either (i) the base rate plus 4.25% for a base rate loan or (ii) the LIBOR rate plus 6.25% for a LIBOR loan. The base rate is the greater of (i) the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and (ii) 3.5% per annum. The interest rate assessed as of June 30, 2020 was 7.5%.  Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023). The Company borrowed an additional $11.5 million under the Term Loan Facility to fund the acquisition of Intown on March 1, 2019. As of June 30, 2020 and December 31, 2019, the Company had $153.3 million and $153.8 million outstanding, respectively, under the Term Loan Facility.

Substantially all of the Company’s assets, including accounts receivable and inventory, are collateral for the Term Loan Facility, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain covenants pursuant to these term loans. The Company was in compliance with all financial covenants as of June 30, 2020 and December 31, 2019.

The Company incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.3 million and $0.5 million for the three and six months ended June 30, 2020.  Non-cash interest expense related to these costs was $0.1 million and $0.3 million for the three and six months ended June 30, 2019. At June 30, 2020 and December 31, 2019, the unamortized debt issuance costs related to the term loans totaled $3.4 million and $2.1 million, respectively, and are shown as a direct deduction from the liability on the accompanying condensed consolidated balance sheets.

Note 11. Commitments and Contingencies

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property and equipment (“PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically four years. The total acquisition cost included in PP&E related to the leased vehicles was $11.8 million and $11.2 million at June 30, 2020 and December 31, 2019, respectively. Total accumulated amortization related to the leased vehicles is $2.4 million and $1.6 million at June 30, 2020 and December 31, 2019, respectively. Amortization expense was $0.5 million and $0.8 million for the three and six months ended June 30, 2020. Amortization expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2019. Included in the capital lease balances is approximately $3.1 million of assets that were sold and subsequently leased back during 2019 and in the first quarter of 2020 related to certain ERP software and equipment.  The transaction did not qualify for sale-leaseback accounting and no sale was recognized.  Proceeds received in the first quarter of 2020 from the transaction were reported as a financing activity in the statement of cash flows for the six months ended June 30, 2020.

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

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at June 30, 2020 and December 31, 2019 was $2.3 million and $2.2 million, respectively. Aggregate rent expense for the three and six months ended June 30, 2020 totaled $5.3 million and $10.3 million, respectively. Aggregate rent expense for the three and six months ended June 30, 2019 totaled $4.7 million and $9.4 million, respectively.

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

Exclusive Distributor Rights

A main quartz supplier of ASG’s Pental business has granted ASG exclusive distribution rights in 23 states in the United States. To maintain these rights, ASG must meet certain minimum purchase requirements. For the remainder of 2020, ASG is required to purchase 540 containers during both the three months ended September 30, 2020 and December 31, 2020. Minimum purchase volumes then increase to 645 containers per quarter during 2021 up to 1,332 containers per quarter during 2025.

Using an estimated price per container based on the average price per container in 2019, the future minimum purchases to maintain the exclusive rights as of June 30, 2020 are as follows:

(in thousands)	Amount
Remaining in 2020	$37,417
2021	89,384
2022	108,093
2023	128,880
2024	153,824
2025	184,589
$702,187

If ASG does not purchase at least eighty percent (80%) of the minimum purchase volumes for two consecutive quarters, or at least ninety percent (90%) of the minimum purchase volumes in any calendar year, the supplier has the right to terminate ASG’s exclusive distribution rights. There are no financial penalties to ASG if such commitments are not met; however, the supplier reserves the right to terminate the exclusive distribution rights.  For the two quarters ended June 30, 2020, ASG did not meet the eighty percent (80%) minimum purchase volume threshold in light of the current economic environment.  ASG and the supplier have discussed the impact of the current economic environment on the minimum purchase volumes and have reached an informal understanding around reduced purchase volumes for the remainder of the year.  The supplier must give 60 days notice to terminate this exclusivity arrangement, which has not been received by the Company. While ASG maintains good relationships with this supplier and believes that it would be unlikely that such supplier would terminate the exclusive relationship, there is no guarantee that such supplier will not terminate the exclusive relationship in the future due to ASG’s failure to purchase the minimum volumes.  In the event the supplier were to terminate ASG’s distribution rights it could have a material impact on ASG’s supply chain and ASG may be unable to find an alternative source for quartz in a timely manner or on favorable terms.

Purchase Commitments

The Company also has contracted to minimum purchase commitments with certain suppliers. RDS has committed to purchase $2.0 million in products annually for each of the calendar years 2020 and 2021 with a certain supplier.  The minimum purchase commitment for the year 2020 has been achieved during the six months ended June 30, 2020. Financial penalties for not achieving the minimum purchase commitment amount are equal to 15% of the shortfall amount.

In addition, ASG has committed to purchase approximately $0.4 million, based on current prices, worth of materials from a supplier by the end of 2020.

Note 12. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares.  As of June 30, 2020, there were 1,067,202 shares of the Company’s common stock subject to outstanding awards and 808,040 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan.

On March 26, 2019, the board of directors adopted the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which was approved at the 2019 Annual Meeting of Stockholders on May 15, 2019. The 2019 Incentive Plan serves as the successor to the 2017 Plan; however, shares continued to be available for award grants under the 2017 Plan following the effectiveness of the 2019 Incentive Plan. The maximum aggregate number of shares issuable under the 2019 Incentive Plan is 1,700,000. No awards had been issued under the 2019 Incentive Plan as of June 30, 2020.

The 2017 Plan and the 2019 Incentive Plan (collectively, “the Plans”), permit the grant of incentive stock options to employees and the grant of nonstatutory stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to the Company’s employees, directors and consultants at the sole discretion of the Company’s Compensation Committee of the board of directors.

Stock Options

The Company has not granted any stock options under the Plans.

Restricted Stock and Restricted Stock Units

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

For the six months ended June 30, 2020, 376,720 restricted stock units were granted under the 2017 Plan to certain executives and key employees. Certain of these restricted stock units included a market condition under ASC 718 “Compensation – Stock Compensation.”

During the three months ended March 31, 2019, restricted stock units were granted to certain executives and include both a service and a performance condition. The performance condition is achievement of a 2021 earnings target and the level of achievement of the earnings target determines the number of shares that will be issued.  The number of shares to be issued at achievement of 100% of the earnings target is 573,824, and up to 1,147,648 shares will be issued upon achievement of 200% of the earnings target. The 200% target share amount of 1,147,648 were included as granted in the January 1, 2020, figure in the table below of nonvested shares outstanding.  In the first quarter of 2020, the performance condition for these shares that was deemed probable of vesting as of December 31, 2019 was determined to be no longer probable of vesting.  This resulted in a reversal of stock compensation expense of approximately $1.6 million recorded during the three months ended March 31, 2020.  No impact from the reversal of the stock compensation expense was recorded during the three months ended June 30, 2020.

In connection with the appointment of L. W. Varner, Jr. as the new Chief Executive Officer of the Company in June 2020, Mr. Varner received a one-time grant of 500,000 time-based restricted stock units and 500,000 performance-based restricted stock units.  The restricted stock units were granted as inducement awards in accordance with NASDAQ Listing Rule 5635(c)(4) and were not granted under the Plans.  The time-based restricted stock units vest in equal annual installments over four years, subject to Mr. Varner’s continued employment with the Company.  The performance-based restricted stock units contain market conditions based on the closing price of the Company’s common stock exceeding specific price hurdles for 20 consecutive trading days, and subject to Mr. Varner’s continued employment with the Company.

The Company estimated the fair value of all shares granted on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the restricted stock units issued during the six months ended June 30, 2020 was determined using the closing share price on the date of grant.  For shares issued with a market condition, the Monte Carlo simulation model was used to determine the fair value of the award.  Inputs into the Monte Carlo simulation model for applicable awards during the six months ended June 30, 2020 included a dividend yield of 0%, an expected volatility rate ranging from 48.06% to 51.95%, and a risk-free rate ranging from 0.19% to 0.37%.

A summary of the Company’s restricted stock activity for the six months ended June 30, 2020 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2020	1,825,123	$12.75
Granted	1,376,720	$3.79
Forfeited	773,334	$11.52
Vested	361,307	$10.78
Nonvested shares at June 30, 2020	2,067,202	$7.64

As of June 30, 2020, total remaining stock-based compensation expense for nonvested restricted stock units is $7.4 million, which is expected to be recognized over a weighted average remaining period of 2.7 years.

Total stock-based compensation expense recognized for restricted stock units for the three and six months ended June 30, 2020 was $1.2 million and $0.6 million, respectively.  Total stock-based compensation expense recognized for restricted stock units for the three and six months ended June 30, 2019 was $1.4 million and $2.0 million, respectively.

Phantom Stock

Phantom stock awards are grants of phantom stock with respect to shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. Remaining shares of phantom stock outstanding at June 30, 2020 are held by a member of the board of directors and are subject to vesting over a period of three years. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability. The fair value as of June 30, 2020 for the phantom stock awards was estimated using the closing price of common stock on June 30, 2020.

The Company recorded phantom stock-based compensation expense of less than $0.01 million during the three and six months ended June 30, 2020 and 2019. There were 694 outstanding phantom shares as of December 31, 2019 and June 30, 2020.

As of June 30, 2020, total remaining stock-based compensation expense for phantom stock is less than $0.01 million, which is expected to be recognized over a weighted average remaining period of 0.5 years.

Note 13. Provision for Income Taxes

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the six months ended June 30, 2020, the effective tax rate of 34.00% increased compared to the effective tax rate of 33.10% for the six months ended June 30, 2019, due to the impact of discrete items in relation to the amount of the Company’s pre-tax earnings. The discrete items include unfavorable adjustments resulting from ASU 2016-09, which requires excess tax benefits and deficiencies related to stock compensation to be recognized as a component of income tax expense rather than stockholders’ equity, in addition to unrecognized tax benefits related to the TAC acquisition.

In response to the global impacts of COVID-19 on U.S. companies and citizens, the federal government enacted the CARES Act on March 27, 2020.  The CARES Act included several temporary tax relief provisions for companies, including modifications to the interest deduction limitation and a five-year net operating loss carryback.  In response to these tax relief provisions, the Company has adjusted its deferred tax asset related to the interest limitation and anticipates carrying back any net operating loss generated in 2020 to prior tax periods.

Note 14. Related Party Transactions

Facility Rent

RDS leases three of its facilities from a trust affiliated with a Company stockholder. Additionally, as a result of recent acquisitions, RDS also leases five of its facilities from current employees, contractors or former owners of acquired businesses. Rent expense under related party leases totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively. Rent expense under all of these leases totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively. No amounts were unpaid under these leases at June 30, 2020 and December 31, 2019. See Note 11.

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee. Rent expense under this lease was $0.03 million and $0.06 million for the three and six months ended June 30, 2020, respectively. Rent expense under this lease was $0.04 million and $0.08 million for the three and six months ended June 30, 2019, respectively. No amounts were unpaid under this lease at June 30, 2020 and December 31, 2019. See Note 11.

Subcontractors and Supplier

Two RDS employees have family members that have an ownership interest in a flooring subcontracting company that does business with RDS. During the three and six months ended June 30, 2020, this company performed a total of $0.2 million and $0.4 million in subcontract work for RDS, respectively. During the three and six months ended June 30, 2019, this company performed a total of $0.2 million and $0.4 million in subcontract work for RDS, respectively. Amounts due and recorded as accounts payable at June 30, 2020 and December 31, 2019 were less than $0.1 million.

Design services were also provided to RDS by designers affiliated with current Greencraft employees. During the six months ended June 30, 2020, the Company incurred less than $0.01 million costs with this consulting firm. There were no expenses incurred with this design company during the three months ended June 30, 2020. During the three and six months ended June 30, 2019, expenses incurred with this design company were less than $0.02 million and $0.05 million, respectively. No amounts were unpaid at June 30, 2020 and December 31, 2019.

Other Consulting Services

A consulting firm affiliated with an officer of the Company has performed various consulting services for the Company related to human resources, accounting, and project management. During the three and six months ended June 30, 2020, the Company incurred $0.1 million and $0.2 million of costs, respectively, with this consulting firm. During the three and six months ended June 30, 2019, the Company incurred $0.04 million and $0.08 million of costs, respectively, with this consulting firm. No amounts were unpaid at June 30, 2020 and December 31, 2019.

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

Information for the periods presented is provided below:

	For the Three Months Ended June 30,
(in thousands)	2020	2019
Net revenue:
RDS	$73,449	$92,812
ASG	52,464	66,346
Elimination of intercompany sales	(471)	(816)
Consolidated total	$125,442	$158,342

Operating income (loss):
RDS	$623	$4,986
ASG	5,089	7,073
Elimination of intercompany activity	(167)	9
Unallocated corporate operating loss	(5,582)	(5,318)
Consolidated total	$(37)	$6,750

	Six Months Ended June 30,
(in thousands)	2020	2019
Net revenue:
RDS	$152,799	$172,797
ASG	108,007	123,851
Elimination of intercompany sales	(986)	(1,386)
Consolidated total	$259,820	$295,262

Operating income (loss):
RDS	$(984)	$7,466
ASG	7,629	11,810
Elimination of intercompany activity	(156)	81
Unallocated corporate operating loss	(8,499)	(9,341)
Consolidated total	$(2,010)	$10,016

Capital expenditures:
RDS	$1,470	$2,443
ASG	966	1,009
Unallocated corporate capital expenditures	-	23
Consolidated total	$2,436	$3,475

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Goodwill:
RDS	$54,225	$54,225
ASG	45,564	45,564
Consolidated total	$99,789	$99,789

Other intangible assets, net:
RDS	$41,636	$44,509
ASG	42,745	46,239
Consolidated total	$84,381	$90,748

Total assets:
RDS	$180,172	$182,754
ASG	202,256	217,655
Consolidation entries	(64)	36
Unallocated assets, including corporate	22,398	19,830
Consolidated total	$404,762	$420,275

Note 16. Subsequent Events

Events occurring after June 30, 2020, have been evaluated for possible adjustment to the condensed consolidated financial statements or disclosure as of August 6, 2020, which is the date the condensed consolidated financial statements were available to be issued. The Company continues to evaluate the impact of COVID-19 on its operations, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain.

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

These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; the ongoing impact of the COVID-19 pandemic; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections.  These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, "Risk Factors" and elsewhere in this Report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report. There also may be other factors that we cannot anticipate or that are not described in this Report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

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

Corporate developments

  Appointment of New Chief Executive Officer

On June 9, 2020, it was announced that L. W. (Bill) Varner, Jr. was named the new Chief Executive Officer of the Company.  Mr. Varner was also appointed to the Company’s board of directors on June 30, 2020.

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

Our second quarter performance was adversely impacted by the COVID-19 pandemic, with sales volumes decreased across our markets. We continue to rationalize costs, tightly manage working capital, and leverage technology to generate additional efficiencies in our business, as well as to implement other cost-saving measures.  However, we expect that the COVID-19 pandemic will continue to have an adverse effect on our revenues and financial results for the remainder of 2020, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, severity, and scope of the outbreak.

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

Key Factors Affecting Operating Results

Our operating results are impacted by changes in the levels of new residential construction and the demand for products and services in the R&R market. These are in turn affected by a broad range of macroeconomic factors including the rate of economic growth, unemployment, job and wage growth, interest rates, multi-family housing project financing, and residential mortgage lending conditions. Other important underlying factors include demographic variables such as household formation, immigration and aging trends, housing stock and vacant inventory levels, changes in the labor force, raw materials prices, the legal environment, government tariffs, local and regional development, and construction regulation.

Key Components of Results of Operations

Net Revenue. In our RDS segment, net revenue consists of revenue net of our homebuilder customers’ participation, which is their share of revenue from our sales of upgrades. Revenue from both short-term and long-term contracts is recognized for each distinct performance obligation identified over time on a percentage-of-completion basis of accounting, utilizing the output method as a measure of progress. In our ASG segment, net revenue is derived from the sale of stone products and is recognized when such products have been accepted at the customer’s designated location.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net Revenue. For the three months ended June 30, 2020, net revenue decreased $32.9 million, or 20.8%, to $125.4 million, from $158.3 million for the three months ended June 30, 2019. Net revenue for the three months ended June 30, 2020 and 2019 is adjusted for the elimination of intercompany sales of $0.5 million and $0.8 million, respectively. Net revenue in both segments was negatively affected by the COVID-19 pandemic. Volume and price/mix were both negative in the quarter.

In our RDS segment, net revenue decreased by $19.4 million, or 20.9%, to $73.4 million for the three months ended June 30, 2020, from $92.8 million for the three months ended June 30, 2019. The decrease was largely related to volume declines as a result of the COVID-19 pandemic.  Stay at home orders heavily impacted our business in California and new safety measures and restrictions lowered productivity at RDS job sites.  RDS design center activity was limited due to lockdowns and wariness of in-person interaction.

In our ASG segment, net revenue decreased by $13.9 million, or 20.9%, to $52.5 million for the three months ended June 30, 2020, from $66.3 million for the three months ended June 30, 2019. This decrease was due to lower natural stone, quartz, and tile sales volume primarily as a result of the COVID-19 pandemic.  Stay at home orders heavily impacted our business in Washington.  ASG showrooms were limited to appointment only showings and sales. Additionally, our fabricator customers were unable to execute in-residence installations due to stay at home orders at many of our locations combined with homeowner concerns about the pandemic.

Cost of Revenue. For the three months ended June 30, 2020, cost of revenue decreased $19.4 million, or 17.0%, to $94.7 million, from $114.2 million for the three months ended June 30, 2019.

In our RDS segment, cost of revenue decreased by $11.1 million, or 16.5%, to $55.9 million for the three months ended June 30, 2020, from $67.0 million for the three months ended June 30, 2019. This was primarily associated with the decrease in sales for the three months ended June 30, 2020.

In our ASG segment, cost of revenue decreased by $8.9 million, or 18.5%, to $39.1 million for the three months ended June 30, 2020, from $48.0 million for the three months ended June 30, 2019. This was primarily associated with the decrease in sales for the three months ended June 30, 2020.

Gross Profit and Margin. For the three months ended June 30, 2020, gross profit decreased $13.5 million, or 30.5%, to $30.7 million, from $44.2 million for the three months ended June 30, 2019. The decrease in gross profit was primarily due to lower revenues resulting from the COVID-19 pandemic.  For the three months ended June 30, 2020, gross margin decreased 3.4 percentage points to 24.5%, from 27.9% for the three months ended June 30, 2019.

In our RDS segment, gross margin decreased 4.0 percentage points to 23.8% for the three months ended June 30, 2020, from 27.8% for the three months ended June 30, 2019, due to unabsorbed fixed costs and unfavorable product mix.

In our ASG segment, gross margin decreased 2.2 percentage points to 25.5% for the three months ended June 30, 2020, from 27.7% for the three months ended June 30, 2019. This decrease was primarily due to unabsorbed fixed costs and unfavorable changes in product and price mix.

Operating Expense. For the three months ended June 30, 2020, operating expenses decreased by $6.7 million, or 17.9%, to $30.7 million, from $37.4 million for the three months ended June 30, 2019.

In our RDS segment, operating expenses decreased by $3.9 million to $16.9 million for the three months ended June 30, 2020, from $20.8 million for the three months ended June 30, 2019. This decrease was primarily related to furloughs, exits, lower sales commissions and other COVID-19 austerity measures put in place during the three months ended June 30, 2020.

In our ASG segment, operating expenses decreased by $3.0 million to $8.3 million for the three months ended June 30, 2020, from $11.3 million for the three months ended June 30, 2019. This decrease was primarily related to furloughs, exits, lower sales commissions and other COVID-19 austerity measures in place during the three months ended June 30, 2020.

SIC corporate costs increased by $0.3 million to $5.6 million for the three months ended June 30, 2020, from $5.3 million for the three months ended June 30, 2019.  This was primarily the result of compensation costs associated with the hiring of a new chief executive officer, including the severance costs granted to the former chief executive officer.

Depreciation and Amortization. For the three months ended June 30, 2020, depreciation and amortization expenses decreased by $0.7 million, or 11.0%, to $5.7 million, from $6.4 million for the three months ended June 30, 2019.

In our RDS segment, depreciation and amortization expenses decreased by $0.7 million, or 18.7%, to $2.9 million for the three months ended June 30, 2020, which was primarily due to certain RDS customer list intangibles that fully amortized during 2019, partially offset by additional assets in-service, including the new ERP system at RDS, that began depreciating in the first quarter of 2020.

In our ASG segment, depreciation and amortization expenses remained relatively consistent at $2.8 million for the three months ended June 30, 2020 and 2019.

Interest Expense. For the three months ended June 30, 2020, interest expense decreased by $0.8 million, or 18.9%, to $3.6 million, from $4.5 million for the three months ended June 30, 2019, primarily as a result of lower interest rates during the period despite overall higher outstanding borrowings.

Income Taxes. For the three months ended June 30, 2020, income tax expense decreased by $0.6 million from a $0.1 million expense for the three months ended June 30, 2019, to a $0.5 million benefit for the three months ended June 30, 2020. During the three months ended June 30, 2020, our effective tax rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations, primarily because of the impact of discrete items related to a shortfall on equity-based compensation, changes in uncertain tax positions and permanent items.

Net Income (Loss). For the three months ended June 30, 2020, net income decreased by $4.3 million to a $3.2 million loss, from $1.2 million of income for the three months ended June 30, 2019.

Adjusted EBITDA. For the three months ended June 30, 2020, Adjusted EBITDA decreased to $10.4 million, from $16.6 million for the three months ended June 30, 2019.

	For the Three Months Ended June 30,
(in thousands)	2020	2019
Consolidated net income (loss)	$(3,179)	$1,162
Income tax expense (benefit)	(456)	113
Interest expense	3,632	4,480
Depreciation and amortization	5,723	6,432
EBITDA	5,720	12,187
Equity-based compensation	1,223	1,426
Purchase accounting fair value adjustments	-	959
Acquisition and integration related costs	(86)	751
Employee related reorganization costs	1,274	247
Other non-recurring costs	1,590	159
Strategic alternatives costs	652	890
Adjusted EBITDA	$10,373	$16,619

Adjusted EBITDA Margin. For the three months ended June 30, 2020, Adjusted EBITDA margin decreased to 8.3%, from 10.5% for the three months ended June 30, 2019.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures, please refer to “Non-GAAP Measures” below for a further discussion of these non-GAAP financial measures.

Six months ended June 30, 2020 Compared to Six months ended June 30, 2019

Net Revenue. For the six months ended June 30, 2020, net revenue decreased $35.4 million, or 12.0%, to $259.8 million, from $295.3 million for the six months ended June 30, 2019. Net revenue for the six months ended June 30, 2020 and 2019 is adjusted for the elimination of intercompany sales of $1.0 million and $1.4 million, respectively.

In our RDS segment, net revenue decreased by $20.0 million, or 11.6%, to $152.8 million for the six months ended June 30, 2020, from $172.8 million for the six months ended June 30, 2019. The decrease was largely due to volume declines in California and the Eastern Region.  These declines are primarily attributable to the COVID-19 pandemic, as well as price/mix in certain markets.  Stay at home orders heavily impacted our business in California and new safety measures and restrictions lowered productivity at RDS job sites.  RDS design center activity was limited due to lockdowns and wariness of in-person interaction.  The decline in organic volume was partially offset by increased sales from the acquisition of Intown in March 2019.

In our ASG segment, net revenue decreased by $15.8 million, or 12.8%, to $108.0 million for the six months ended June 30, 2020, from $123.9 million for the six months ended June 30, 2019. This decrease was due to a decrease in volume of all products sold other than Pental quartz, which increased slightly.  The decrease in overall volume was primarily due to the COVID-19 pandemic.  Stay at home orders heavily impacted our business in Washington.  ASG showrooms were limited to appointment only showings and sales. Additionally, our fabricator customers were unable to execute in-residence installations due to stay at home orders at many of our locations combined with homeowner concerns about the pandemic.  Volume and price/mix were both negative for the first half of 2020 compared to the first half of 2019.

Cost of Revenue. For the six months ended June 30, 2020, cost of revenue decreased $13.9 million, or 6.6%, to $198.4 million, from $212.4 million for the six months ended June 30, 2019.

In our RDS segment, cost of revenue decreased by $6.5 million, or 5.2%, to $117.8 million for the six months ended June 30, 2020, from $124.4 million for the six months ended June 30, 2019. This was primarily associated with the decrease in sales for the six months ended June 30, 2020.

In our ASG segment, cost of revenue decreased by $8.0 million, or 9.0%, to $81.4 million for the six months ended June 30, 2020, from $89.5 million for the six months ended June 30, 2019. This was primarily associated with the decrease in sales for the six months ended June 30, 2020.

Gross Profit and Margin. For the six months ended June 30, 2020, gross profit decreased $21.5 million, or 25.9%, to $61.4 million, from $82.9 million for the six months ended June 30, 2019.  For the six months ended June 30, 2020, gross margin decreased 4.5 percentage points to 23.6%, from 28.1% for the six months ended June 30, 2019.

In our RDS segment, gross margin decreased 5.1 percentage points to 22.9% for the six months ended June 30, 2020, from 28.0% for the six months ended June 30, 2019. This decrease is due to unabsorbed fixed costs and an unfavorable product mix.

In our ASG segment, gross margin decreased 3.1 percentage points to 24.6% for the six months ended June 30, 2020, from 27.8% for the six months ended June 30, 2019. The decrease was primarily due to an unfavorable product and price mix, unabsorbed fixed costs, and an increase in other non-product costs.

Operating Expense. For the six months ended June 30, 2020, operating expenses decreased by $9.5 million, or 13.0%, to $63.4 million from $72.9 million for the six months ended June 30, 2019.

In our RDS segment, operating expenses decreased by $5.0 million to $36.0 million for the six months ended June 30, 2020, from $41.0 million for the six months ended June 30, 2019. This decrease was related to furloughs, exits, lower sales commissions and other COVID-19 austerity measures put in place during the six months ended June 30, 2020.

In our ASG segment, operating expenses decreased by $3.6 million to $18.9 million for the six months ended June 30, 2020, from $22.6 million for the six months ended June 30, 2019. This decrease was related to furloughs, exits, lower sales commissions and other COVID-19 austerity measures put in place during the six months ended June 30, 2020.

The remaining $0.8 million of the decrease in operating expenses was primarily the result of a reversal of stock compensation expense for performance-based non-vested shares for which the performance condition was no longer probable, offset by compensation costs associated with the hiring of a new chief executive officer, including the severance costs granted to the former chief executive officer.

Depreciation and Amortization. For the six months ended June 30, 2020, depreciation and amortization expenses decreased by $1.3 million, or 10.4%, to $11.4 million, from $12.7 million for the six months ended June 30, 2019.

In our RDS segment, depreciation and amortization expenses decreased by $1.2 million, or 17.7%, to $5.8 million for the six months ended June 30, 2020, which was primarily due to certain RDS customer list intangibles that fully amortized during 2019, partially offset by additional assets in-service, including the new ERP system at RDS.

In our ASG segment, depreciation and amortization expenses remained relatively consistent, decreasing by only $0.1 million, or 1.3%, to $5.5 million for the six months ended June 30, 2020.

Interest Expense. For the six months ended June 30, 2020, interest expense decreased by $1.3 million, or 14.6%, to $7.5 million, from $8.8 million for the six months ended June 30, 2019.  Interest expense decreased primarily due to decreased interest rates during the period despite higher borrowings.

Income Taxes. For the six months ended June 30, 2020, we recognized income tax benefit of $3.7 million, a decrease of $4.3 million from income tax expense of $0.6 million for the six months ended June 30, 2019. This decrease is related to our decrease in profitability during the six months ended June 30, 2020.  For the six months ended June 30, 2020, the effective tax rate of 34.00% increased compared to the effective tax rate of 33.10% for the six months ended June 30, 2019, primarily because of the impact of discrete items related to equity-based compensation and uncertain tax positions.

Net Income (Loss). For the six months ended June 30, 2020, net income decreased by $8.5 million to a $7.2 million loss, from $1.3 million net income for the six months ended June 30, 2019.

Adjusted EBITDA. For the six months ended June 30, 2020, Adjusted EBITDA decreased to $14.9 million, from $29.1 million for the six months ended June 30, 2019.

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Consolidated net income (loss)	$(7,181)	$1,289
Income tax expense (benefit)	(3,699)	638
Interest expense	7,527	8,809
Depreciation and amortization	11,367	12,681
EBITDA	8,014	23,417
Equity-based compensation	554	1,988
Purchase accounting fair value adjustments	-	(563)
Acquisition and integration related costs	1,366	2,205
Employee related reorganization costs	1,481	686
Other non-recurring costs	2,269	507
Strategic alternatives costs	1,227	890
Adjusted EBITDA	$14,911	$29,130

Adjusted EBITDA Margin. For the six months ended June 30, 2020, Adjusted EBITDA margin decreased to 5.7% from 9.9% for the six months ended June 30, 2019.

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

As of June 30, 2020, we had liquidity of $62.6 million, comprised of $2.9 million of cash and $59.7 million of available borrowing capacity under our revolving credit facility.

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

The SIC Credit Facility is subject to certain financial covenants. At June 30, 2020, the Company was in compliance with the financial and non-financial covenants.

As of June 30, 2020, $9.6 million was outstanding under the SIC Credit Facility. The Company also had $0.4 million of outstanding letters of credit under the SIC Credit Facility at June 30, 2020.

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

Substantially all of the Company’s assets are collateral for the Term Loan Facility, including accounts receivable and inventory, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all financial and nonfinancial covenants as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, approximately $153.3 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. As of June 30, 2020, approximately $9.2 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent approximately 72% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $102.6 million at June 30, 2020, compared to $113.4 million at December 31, 2019, for a net decrease of $10.8 million, primarily due to a decrease in accounts receivable resulting mainly from decreasing sales and an increase in accounts payable due to working capital management as of June 30, 2020.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $17.6 million and $8.8 million for the six months ended June 30, 2020 and 2019, respectively. Net loss was $7.2 million for the six months ended June 30, 2020, and net income was $1.3 million for the six months ended June 30, 2019.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $12.4 million for the six months ended June 30, 2020, and $14.2 million for the six months ended June 30, 2019.

Changes in operating assets and liabilities resulted in net cash provided of $12.4 million for the six months ended June 30, 2020. Changes in operating assets and liabilities resulted in net cash used of $6.7 million for the six months ended June 30, 2019.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2020, cash flow used in investing activities was $2.4 million for capital expenditures for property and equipment, net of proceeds from disposals. For the six months ended June 30, 2019, cash flow used in investing activities was $19.0 million, with $1.0 million for the indemnity payment related to the Bedrock acquisition, $11.5 million for the acquisition of Intown, and $3.0 million for the escrow payment related to the Greencraft acquisition. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $3.5 million.

Cash Flows Provided by / (Used in) Financing Activities

Net cash provided by / (used in) financing activities was $(17.2) million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, we made principal payments of $0.5 million on term debt. As of June 30, 2020, aggregate net payments on the SIC Credit Facility were $12.6 million and payments on notes payable were $1.5 million.  During the six months ended June 30, 2020, we also purchased $0.7 million of treasury stock and received proceeds from our ERP system financing of $0.4 million.  For the six months ended June 30, 2019, we borrowed an additional $11.5 million in term debt, and made principal payments of $1.3 million, for a net increase in term debt of $10.2 million. As of June 30, 2019, aggregate net payments on the SIC Credit Facility were $0.8 million and payments on notes payable were $0.8 million. We also classified $5.8 million of the total $8.0 million Greencraft earnout payment as a financing activity, as this was the fair value of the contingent liability accrued at purchase.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of June 30, 2020. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Remaining in 2020	1 to 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$153,810	$813	$2,314	$150,683	$-
Capital lease obligations(2)	9,447	1,514	5,424	2,124	385
Operating lease obligations(3)	49,614	7,879	26,479	10,157	5,099
Purchase obligations(4)	704,187	37,417	199,477	282,704	184,589
Total	$917,058	$47,623	$233,694	$445,668	$190,073

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

(4)

These amounts take into account a contract with a supplier of engineered stone on an exclusive basis in certain states within the United States. As part of the terms of the exclusive right to distribute the products provided under the contract, we are obligated to take delivery of a certain minimum amount of product from this supplier. If we fall short of these minimum purchase requirements in any given calendar year, we have agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to us if such commitments are not met; however, in such a case, the supplier has reserved the right, under the contract, to withdraw the exclusive distribution rights granted to us. The amount of the payment is estimated by multiplying the minimum quantity required under the contract by the average price paid in 2019.  See Note 11—Commitments and Contingencies to our condensed consolidated financial statements included in this Report for a further discussion of these minimum purchase requirements.

In addition to the contractual obligations set forth above, as of June 30, 2020, we had an aggregate of approximately $9.6 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2020, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the six months ended June 30, 2020 from the critical accounting policies and estimates as previously disclosed in our financial statements included in our 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 12, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements are calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future. In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness. At June 30, 2020, we had outstanding variable rate borrowings of approximately $162.9 million. Assuming the current level of borrowing under the variable rate debt facility, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by $1.6 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2019 and 2018 or during the six months ended June 30, 2020. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Item 4. Controls and Procedures.

Limitations on the Effectiveness of Controls

 We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of their objectives and design, and the effect of the controls and procedures on the information generated for use in this quarterly report. In the course of our evaluation, we sought to identify whether we had any incorrect data, control issues or instances of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken as needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated by our third-party internal auditors and by personnel in our finance and legal departments. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them while addressing any changes necessary in a dynamic environment.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (which we refer to as, together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in the Company’s 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and also the COVID-19 related risk factor contained in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020. These risks and uncertainties could materially and adversely affect the Company’s business, consolidated financial condition, results of operations, or cash flows. The Company’s operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the Company’s 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	-	$-	-	-
May 1, 2020 - May 31, 2020	2,967	2.48	-	-
June 1, 2020 - June 30, 2020	13,098	3.15	-	-
Total	16,065	$3.03	-	-

(1)

Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 75,641 shares of restricted stock awarded under our 2017 Plan.

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

10.1†*	Employment Agreement, dated as of June 8, 2020, by and between the Company and L.W. Varner, Jr.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Select Interior Concepts, Inc.

Date: August 6, 2020	By:	/s/ L.W. Varner, Jr.
L.W. Varner, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Financial Officer (Principal Financial Officer)