Form 10-Q
period 2020-09-30
Select Interior Concepts, Inc.
filed 2020-11-05
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 30, 2020, the registrant had 25,453,995 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash	$4,097	$5,002
Accounts receivable, net of allowance for doubtful accounts of $701 and $849 at September 30, 2020 and December 31, 2019, respectively	68,144	63,419
Inventories	98,101	104,741
Prepaid expenses and other current assets	17,605	11,083
Income taxes receivable	3,080	2,184
Total current assets	191,027	186,429
Property and equipment, net of accumulated depreciation of $28,068 and $21,020 at September 30, 2020 and December 31, 2019, respectively	22,444	26,494
Deferred tax assets, net	10,222	10,550
Goodwill	99,789	99,789
Customer relationships, net of accumulated amortization of $55,217 and $48,251 at September 30, 2020 and December 31, 2019, respectively	65,023	71,989
Other intangible assets, net of accumulated amortization of $10,055 and $7,471 at September 30, 2020 and December 31, 2019, respectively	16,175	18,759
Other assets	5,384	6,265
Total assets	$410,064	$420,275
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$49,616	$42,734
Accrued expenses and other current liabilities	17,967	16,661
Customer deposits	10,407	8,627
Current portion of long-term debt, net of financing fees of $1,050 and $511 at September 30, 2020 and December 31, 2019, respectively	246	11,749
Current portion of capital lease obligations	2,586	2,395
Total current liabilities	80,822	82,166
Line of credit	9,670	21,871
Long-term debt, net of current portion and financing fees of $2,035 and $1,107 at September 30, 2020 and December 31, 2019, respectively	149,979	141,299
Long-term capital lease obligations	5,452	6,907
Other long-term liabilities	7,760	6,757
Total liabilities	$253,683	$259,000
Commitments and contingencies (see Note 11)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,554,388 shares issued and 25,407,362 outstanding at September 30, 2020 and 25,139,542 shares issued and 25,106,402 outstanding at December 31, 2019	256	251
Treasury stock, 147,026 shares at September 30, 2020 and 33,140 shares at December 31, 2019, at cost	(1,182)	(391)
Additional paid-in capital	163,938	161,396
Retained earnings (accumulated deficit)	(6,631)	19
Total stockholders' equity	$156,381	$161,275
Total liabilities and stockholders' equity	$410,064	$420,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share data)	2020	2019	2020	2019
Revenues, net	$150,050	$159,395	$409,869	$454,657
Cost of revenues	111,460	117,057	309,886	329,418
Gross profit	38,590	42,338	99,983	125,239
Selling, general and administrative expenses	33,446	36,129	96,850	109,014
Income from operations	5,144	6,209	3,133	16,225
Other expense:
Interest expense	3,546	4,342	11,072	13,151
Other expense (income), net	412	(2,008)	1,755	(2,728)
Total other expense, net	3,958	2,334	12,827	10,423
Income (loss) before provision (benefit) for income taxes	1,186	3,875	(9,694)	5,802
Provision (benefit) for income taxes	655	1,417	(3,045)	2,055
Net income (loss)	$531	$2,458	$(6,649)	$3,747
Earnings (loss) per share of common stock
Basic common stock	$0.02	$0.10	$(0.26)	$0.15
Diluted common stock	$0.02	$0.10	$(0.26)	$0.15
Weighted average shares outstanding
Basic common stock	25,383,379	25,051,068	25,301,709	25,366,170
Diluted common stock	25,762,741	25,189,339	25,301,709	25,463,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows provided by operating activities
Net income (loss)	$(6,649)	$3,747
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,164	18,729
Change in fair value of earn-out liabilities	—	(2,549)
Equity-based compensation	1,679	4,496
Deferred expense from income taxes	328	—
Amortized interest on deferred debt issuance costs	838	458
Decrease in allowance for doubtful accounts	(166)	(165)
Gain (loss) on disposal of property and equipment, net	175	(139)
Other	(213)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,559)	(583)
Inventories	6,585	(4,358)
Prepaid expenses and other current assets	(7,200)	(2,632)
Other assets	(327)	(109)
Accounts payable	7,014	5,337
Accrued expenses and other current liabilities	2,172	(613)
Income taxes receivable	(896)	(2,634)
Customer deposit	1,779	(793)
Other long-term liabilities	2,209	2,114
Net cash provided by operating activities	19,933	20,306
Cash flows used in investing activities
Purchase of property and equipment	(2,757)	(7,273)
Proceeds from disposal of property and equipment	55	16
Acquisition of Intown Design, Inc.	—	(11,537)
Escrow release payment related to acquisition of Greencraft Holdings, LLC	—	(3,000)
Acquisition of Elegant Home Design, LLC (Indemnity payment in 2019)	—	(1,000)
Net cash used in investing activities	(2,702)	(22,794)
Cash flows provided by (used in) financing activities
Payment of Greencraft Holdings, LLC earn-out liability	—	(5,794)
Proceeds from ERP financing	376	2,118
Payments on line of credit, net	(12,275)	(2,822)
Proceeds from term loan	—	11,500
Term loan deferred issuance costs	(2,230)	—
Purchase of treasury stock	(791)	(235)
Payments on notes payable and capital leases	(2,428)	(1,407)
Principal payments on long-term debt	(788)	(1,589)
Net cash provided by (used in) financing activities	(18,136)	1,771
Net decrease in cash	$(905)	$(717)
Cash (and restricted cash in 2019), beginning of period	5,002	9,362
Cash, end of period	$4,097	$8,645
Supplemental disclosures of cash flow information
Cash paid for interest	$10,165	$12,507
Cash paid (refunded) for income taxes, net	$(1,272)	$4,819
Supplemental disclosures of non-cash investing activities
Acquisition of equipment and vehicles with long-term debt and capital leases	$596	$6,444
Earn-out estimate for Intown Design, Inc.	$—	$2,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except share data)	Class A Common Stock Shares	Class A Common Stock	Treasury Stock, at Cost	Total Additional Paid-in Capital	Total Retained Earnings (Accumulated Deficit)	Total
Balance as of December 31, 2018	25,682,669	257	—	156,601	(8,164)	148,694
Equity-based compensation	—	—	—	558	—	558
Issuance of Class A common stock due to restricted stock vesting	138,555	—	—	—	—	—
Net income	—	—	—	—	127	127
Balance as of March 31, 2019	25,821,224	$257	$—	$157,159	$(8,037)	$149,379
Equity-based compensation	—	—	—	1,423	—	1,423
Issuance of Class A common stock due to restricted stock vesting	21,065	1	—	—	—	1
Repurchase of Class A common stock	—	—	(8)	—	—	(8)
Retirement of Class A common stock	(800,000)	(8)	8	—	—	—
Net income	—	—	—	—	1,162	1,162
Balance as of June 30, 2019	25,042,289	$250	$—	$158,582	$(6,875)	$151,957
Equity-based compensation	—	—	—	1,471	—	1,471
Issuance of Class A common stock due to restricted stock vesting	45,718	1	—	—	—	1
Repurchase of Class A common stock	—	—	(227)	—	—	(227)
Net income	—	—	—	—	2,458	2,458
Balance as of September 30, 2019	25,088,007	$251	$(227)	$160,053	$(4,417)	$155,660

Balance as of December 31, 2019	25,139,542	251	(391)	161,396	19	161,275
Equity-based compensation	—	—	—	(669)	—	(669)
Issuance of Class A common stock awards	69,377	1	—	863	—	864
Issuance of Class A common stock due to restricted stock vesting	213,339	2	—	—	—	2
Repurchase of Class A common stock	—	—	(655)	—	—	(655)
Net loss	—	—	—	—	(4,002)	(4,002)
Balance as of March 31, 2020	25,422,258	$254	$(1,046)	$161,590	$(3,983)	$156,815
Equity-based compensation	—	—	—	1,223	—	1,223
Issuance of Class A common stock due to restricted stock vesting	78,591	1	—	—	—	1
Repurchase of Class A common stock	—	—	(49)	—	—	(49)
Net loss	—	—	—	—	(3,179)	(3,179)
Balance as of June 30, 2020	25,500,849	$255	$(1,095)	$162,813	$(7,162)	$154,811
Equity-based compensation	—	—	—	1,125	—	1,125
Issuance of Class A common stock due to restricted stock vesting	53,539	1	—	—	—	1
Repurchase of Class A common stock	—	—	(87)	—	—	(87)
Net income	—	—	—	—	531	531
Balance as of September 30, 2020	25,554,388	$256	$(1,182)	$163,938	$(6,631)	$156,381

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

The condensed consolidated financial statements include the accounts of SIC, its wholly owned subsidiaries, RDS and ASG, and their respective wholly-owned subsidiaries, and are presented in accordance with GAAP.  All intercompany accounts and transactions have been eliminated in combination.  References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative GAAP.

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

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019 are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share for common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended	Three Months Ended
(in thousands, except share data)	September 30, 2020	September 30, 2019
Net income	$531	$2,458
Weighted average shares of common stock outstanding:
Basic common stock	25,383,379	25,051,068
Diluted common stock	25,762,741	25,189,339
Earnings per share of common stock:
Basic common stock	$0.02	$0.10
Diluted common stock	$0.02	$0.10

	Nine Months Ended	Nine Months Ended
(in thousands, except share data)	September 30, 2020	September 30, 2019
Net income (loss)	$(6,649)	$3,747
Weighted average shares of common stock outstanding:
Basic common stock	25,301,709	25,366,170
Diluted common stock	25,301,709	25,463,814
Earnings (loss) per share of common stock:
Basic common stock	$(0.26)	$0.15
Diluted common stock	$(0.26)	$0.15

All restricted stock awards outstanding consisting of 2,787,332 shares of restricted stock at September 30, 2020, were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2020, because the Company reported a net loss and the effect of inclusion would have been antidilutive.

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

The earn-out liability associated with the acquisition of Summit Stoneworks, LLC (“Summit”) in August 2018 was reduced to zero as of December 31, 2019 and was no longer a Level 3 fair value estimate as the underlying inputs were known and the earn-out target criteria were not met as of December 31, 2019. Adjustments reducing the fair value of the earn-out liability by $1.9 million were recorded within other (income) expense for the nine months ended September 30, 2019. No adjustment was recorded during the three months ended September 30, 2019.

The earn-out liability associated with the acquisition of T.A.C. Ceramic Tile Co, LLC (“TAC”) in December 2018 was reduced to zero as of December 31, 2019 and was no longer a Level 3 fair value estimate as the underlying inputs were known and the earn-out target criteria were not met as of December 31, 2019. Adjustments decreasing the fair value of the earn-out liability by $0.6 million and increasing the earn-out liability by $0.6 million were recorded within other (income) expense for the three and nine months ended September 30, 2019, respectively.

The earn-out liability associated with the acquisition of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019 had a recorded fair value of zero at September 30, 2020 and December 31, 2019.  The earn-out liability is no longer a Level 3 fair value estimate as the underlying inputs are now known and the earn-out target criteria were not met.  An adjustment decreasing the fair value of the earn-out liability by $1.4 million was recorded within other (income) expense for the three and nine months ended September 30, 2019. No adjustment was recorded during the three or nine months ended September 30, 2020.

At September 30, 2020 and December 31, 2019, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. There were no transfers within Level 3 fair value measurements during the three months ended September 30, 2020.  There were no transfers during the nine months ended September 30, 2020, other than the Intown earn-out liability out of Level 3 due to the availability of observable and known inputs to calculate the fair value of the liability as of September 30, 2020.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the nine-month period ended September 30, 2020 or the year ended December 31, 2019.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, including intangible assets. Goodwill is tested annually for impairment on December 31.  Impairment indicators existed as of March 31, 2020 surrounding the decrease in the Company’s stock price, significant adverse changes in the business climate and other macroeconomic conditions resulting from the COVID-19 pandemic. The Company performed a goodwill impairment test as of March 31, 2020. The Company identified RDS and ASG as reporting units and determined each reporting unit’s fair value exceeded such reporting unit’s carrying value. No additional impairment indicators were identified during the three months ended September 30, 2020.  There were no impairment charges related to goodwill for the nine months ended September 30, 2020 or the year ended December 31, 2019.

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

In the fourth quarter of 2019, the Company adopted ASU 2014-09, the new accounting standard under ASC Topic 606, using the modified retrospective method as of January 1, 2019.  The results for the three and nine months ended September 30, 2019 have not been adjusted to reflect the adoption of ASU 2014-09.  (See Note 3).

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction, and software industries. The ASU core principal is to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2014-2016, the FASB issued various amendments to this topic and the amendments clarified certain positions and extended the implementation date until annual periods beginning after December 15, 2018.  During the quarter ended December 31, 2019, the Company adopted this guidance on a modified retrospective basis. For contracts which were not completed as of January 1, 2019, revenue related to our short-term contracts with homebuilder customers, primarily in our RDS operating segment, are now recognized over time based on the extent of progress towards completion of the individual performance obligations, instead of under the completed contract method, because of continuous transfer of control to the customer.  There was no material impact on our revenue recognition for our multi-family contracts that are currently recognized under the existing percentage-of-completion method of accounting, due to the comparable methodology of revenue recognition under the updated guidance. There was also no material impact from adoption related to our sales of imported granite, marble, and related items of our ASG operating segment, as the Company has concluded that it has substantially similar performance obligations and recognition timing under the amended guidance.  The Company recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019 of approximately $1.2 million. (See Note 3).

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

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of asset not to recognize lease assets and lease liabilities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, to defer the effective date of ASU No.2016-02 for certain entities. For the Company, the new standard is effective for annual periods beginning January 1, 2022.  The Company is currently evaluating the impact of the provisions of ASU 2016-02 on the presentation of its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-03) which amends ASC 326 “Financial Instruments—Credit Losses.”  Subsequent to the issuance of ASU 2016-13, ASC 326 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update.  The new guidance introduces the current expected credit loss (CECL) model, which will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses.  Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates which delays the effective date of ASU 2016-13 until fiscal years beginning after December 15, 2022.  The Company is currently evaluating the impact of the provisions of ASU 2016-13 on the presentation of its consolidated financial statements and related disclosures.

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

In the fourth quarter of 2019, the Company adopted ASU 2014-09, the new accounting standard under ASC Topic 606, using the modified retrospective method as of January 1, 2019.  The results for the three and nine months ended September 30, 2019 have not been adjusted to reflect the adoption of ASU 2014-09.  The impact of adoption of ASU 2014-09 was approximately $1.6 million and $1.5 million to net revenue for the three and nine months ended September 30, 2020, respectively.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, revenue in excess of billings, customer deposits, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract assets

The Company’s contract assets consist of unbilled amounts typically resulting from sales under contracts when the revenue recognized exceeds the amount billed to the customer, generally in the RDS operating segment revenues derived from homebuilders and commercial and multifamily projects. Contract assets are recorded in other current assets in the Company’s Consolidated Balance Sheets.  The Company had contract assets of $14.2 million and $5.7 million as of September 30, 2020 and December 31, 2019, respectively.  The Company’s contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date.

Contract liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation or has billings in excess of revenue recognized. Contract liabilities related to revenues are recorded in customer deposits in the Company’s Consolidated Balance Sheets. The Company had total contract liabilities of $10.4 million and $8.6 million as of September 30, 2020 and December 31, 2019, respectively.  Contract liabilities are normally recognized to net sales within three to six months subsequent to each balance sheet date.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period, and relate primarily to multi-family or commercial revenue.  For the nine months ended September 30, 2020 and 2019, multi-family and commercial projects accounted for approximately 3.6% and 2.5% of the Company’s consolidated revenues, respectively.  For the three months ended September 30, 2020 and 2019, multi-family and commercial projects accounted for approximately 4.8% and 2.3% of the Company’s consolidated revenues, respectively.  As of September 30, 2020, and December 31, 2019, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $3.5 million and $4.5 million, respectively. The Company expects to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 12 months.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue from contracts with customers is disaggregated differently for each reporting segment as this is how management evaluates the nature, amount, timing and uncertainty of revenue and cash flows as affected by economic factors.  RDS operating segment revenues are disaggregated by geographic area within the United States.  ASG operating segment revenues are disaggregated by product category.

The following table presents net revenue for the RDS operating segment disaggregated by geographical area for the three and nine months ended September 30, 2020:

RDS
(in thousands)	For the Three Months Ended September 30, 2020%		For the Nine Months Ended September 30, 2020%
East	$20,400	22%	$58,900	24%
Central	5,300	6%	15,200	6%
West	65,158	72%	169,557	70%
	$90,858	100%	$243,657	100%

The East consists of Virginia, Maryland, North Carolina and Georgia; the Central consists of Texas, and the West consists of California, Nevada and Arizona.

The following table presents net revenue for the ASG operating segment disaggregated by product category for the three and nine months ended September 30, 2020:

ASG
(in thousands)	For the Three Months Ended September 30, 2020%		For the Nine Months Ended September 30, 2020%
Quartz	$36,719	61%	$100,037	60%
Stone	18,042	30%	51,166	30%
Tile	3,440	6%	10,968	7%
Other	1,633	3%	5,670	3%
	$59,834	100%	$167,841	100%

Note 4. Concentrations, Risks and Uncertainties

The Company maintains cash balances primarily at one commercial bank. The accounts are insured by the Federal Deposit Insurance Corporation up to $0.25 million. The amounts held at this financial institution periodically exceed the federally insured limit. Management believes that this financial institution is financially sound and the risk of loss is minimal.

Credit is extended for some customers and is based on financial condition, and generally, collateral is not required. Credit losses are included in the consolidated financial statements and consistently have been within management’s expectations.

For the three and nine months ended September 30, 2020 and 2019, there were no customers which accounted for 10.0% or more of the Company’s total revenues.  There were no customers which accounted for 10.0% or more of total accounts receivable as of September 30, 2020 or December 31, 2019.

Note 5. Acquisitions

Intown Acquisition

On March 1, 2019, RDS acquired the assets of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”), an installer of residential and light commercial countertops and cabinets, for total cash consideration of $10.7 million at closing and an additional $0.8 million of purchase price adjustments that were funded in June 2019.  The purchase agreement also provided for potential earn-out consideration to the former shareholders of Intown in connection with the achievement of certain 2019 and 2020 financial milestones. The final earn-out payment had no maximum limit, but if certain targets were not met, there would be no earn-out payment. The contingent earn-out consideration had an estimated purchase price fair value of $2.0 million as of March 31, 2019.  As of December 31, 2019, the fair value of the earn-out was reduced to zero.  The earn-out targets were not met during the earn-out period which concluded during the nine months ended September 30, 2020, and no consideration was paid for the earn-out.

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
$13,547

RDS acquired Intown to further diversify RDS’ geographic mix and channel strength.  The goodwill recorded reflects the strategic value of the acquisition beyond the net value of its assets acquired less liabilities assumed. Goodwill of $0.1 million was deductible for tax purposes.

The Company incurred approximately $0.4 million in direct acquisition costs, all of which were expensed as incurred, and were included in general and administrative expenses in the consolidated statements of operations.  The Company performed a valuation of the acquired assets and assumed liabilities of Intown. Using the total consideration for the acquisition, the Company performed an allocation of such assets and liabilities. The following table summarizes the allocation of the purchase price as of the transaction’s closing date.

(in thousands)	Amount
Accounts receivable	$1,392
Inventory	1,155
Property and equipment	1,092
Goodwill	4,698
Other intangible assets	5,310
Total assets acquired	$13,647
Total liabilities	100
Total consideration	$13,547

From the date of acquisition to September 30, 2019, Intown generated revenue of $12.3 million and net income of $1.7 million, which were included in the Company’s Condensed Consolidated Statements of Operations.  For the nine months ended September 30, 2020, Intown generated revenue of $14.2 million and net income of less than $0.1 million.

Pro Forma Results

The following unaudited pro forma information for the nine months ended September 30, 2019 was prepared to give effect to the acquisition of Intown as if the acquisition had occurred on January 1, 2019. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Intown acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Nine Months Ended September 30,
2019
(in thousands)	(unaudited)
Pro Forma:
Total revenue	$457,509
Net income	$3,575

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the nine months ended September 30, 2019.
•

General and administrative expenses were based on actual results adjusted by $0.1 million for the nine months ended September 30, 2019 for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted by $0.2 million for the nine months ended September 30, 2019 for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate rate during the period on the pro forma income before taxes.

Note 6. Inventories

Inventories are valued at the lower of cost (using specific identification and first-in first-out methods) or net realizable value. The significant components of inventory were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$95,963	$102,438
Installations in process	2,138	2,303
	$98,101	$104,741

Note 7. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Vehicles	$10,561	$10,759
Machinery and equipment	9,579	9,672
Leasehold improvements	9,055	8,962
Furniture and fixtures	7,908	6,906
Computer equipment and internal-use software	11,418	10,167
Other	1,991	1,048
	50,512	47,514
Less: accumulated depreciation and amortization	(28,068)	(21,020)
Property and equipment, net	$22,444	$26,494

Depreciation and amortization expense of property and equipment totaled $2.6 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively. For three months ended September 30, 2020, $1.1 million and $1.5 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For three months ended September 30, 2019, $1.0 million and $1.1 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Depreciation and amortization expense of property and equipment totaled $7.6 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, $3.2 million and $4.4 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the nine months ended September 30, 2019, $2.7 million and $3.4 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill by reportable segment is as follows as of September 30, 2020 and December 31, 2019:

(in thousands)	ASG	RDS	Total
Goodwill	$45,564	$54,225	$99,789

Intangible Assets

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of September 30, 2020:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$60,060	$120,240
Trade names	7,740	18,090	25,830
Non-compete agreements	50	350	400
	$67,970	$78,500	$146,470

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(24,013)	$(31,204)	$(55,217)
Trade names	(2,929)	(6,898)	(9,827)
Non-compete agreements	(26)	(202)	(228)
	$(26,968)	$(38,304)	$(65,272)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$36,167	$28,856	$65,023
Trade names	4,811	11,192	16,003
Non-compete agreements	24	148	172
	$41,002	$40,196	$81,198

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

Amortization expense on intangible assets totaled $3.2 million and $9.6 million during the three and nine months ended September 30, 2020, respectively. Amortization expense on intangible assets totaled $4.0 million and $12.6 million during the three and nine months ended September 30, 2019, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2020 Remaining	$3,184
2021	12,603
2022	12,402
2023	12,038
2024	10,313
Thereafter	30,658
$81,198

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

As of September 30, 2020, and December 31, 2019, $9.9 million and $22.2 million, respectively, were outstanding under the SIC Credit Facility. The Company also has $0.6 million in letters of credit outstanding at September 30, 2020.  The SIC Credit Facility is subject to certain financial covenants. At September 30, 2020, the Company was in compliance with the financial covenants.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs are amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs were less than $0.1 million for the three and nine months ended September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, SIC had $0.3 million of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying condensed consolidated balance sheets.

Note 10. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
RDS equipment and vehicle notes	$195	$489
ASG term loans	153,115	154,177
	153,310	154,666
Unamortized debt issuance costs	(3,085)	(1,618)
Total long-term debt	150,225	153,048
Current portion of long-term debt, net of financing fees	$246	$11,749
Long-term debt, net of current portion and financing fees	$149,979	$141,299

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through May 2024. As of September 30, 2020, and December 31, 2019, the outstanding balance on equipment and vehicle notes payable totaled $0.2 million and $0.5 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments.

ASG Term Loans

In December 2015, ASG entered into a loan agreement providing a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). At September 30, 2020 and December 31, 2019, ASG had $0.1 million and $0.4 million outstanding under this term loan, respectively.

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

Borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 4.75% for a base rate loan, or (ii) the LIBOR rate plus 6.75% for a LIBOR loan in the event the leverage ratio is greater than 2.40:1.00.  In the event the leverage ratio is less than 2.40:1.00, the rates decrease to either (i) the base rate plus 4.25% for a base rate loan or (ii) the LIBOR rate plus 6.25% for a LIBOR loan. The base rate is the greater of (i) the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and (ii) 3.5% per annum. The interest rate assessed as of September 30, 2020 was 7.5%.  Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023). The Company borrowed an additional $11.5 million under the Term Loan Facility to fund the acquisition of Intown on March 1, 2019. As of September 30, 2020 and December 31, 2019, the Company had $153.0 million and $153.8 million outstanding, respectively, under the Term Loan Facility.

Substantially all of the Company’s assets, including accounts receivable and inventory, are collateral for the Term Loan Facility, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain covenants pursuant to these term loans. The Company was in compliance with all financial covenants as of September 30, 2020 and December 31, 2019.

The Company incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020.  Non-cash interest expense related to these costs was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019. At September 30, 2020 and December 31, 2019, the unamortized debt issuance costs related to the term loans totaled $3.1 million and $1.6 million, respectively, and are shown as a direct deduction from the liability on the accompanying condensed consolidated balance sheets.

Note 11. Commitments and Contingencies

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property and equipment (“PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically four years. The total acquisition cost included in PP&E related to the leased vehicles was $11.8 million and $11.2 million at September 30, 2020 and December 31, 2019, respectively. Total accumulated amortization related to the leased vehicles is $3.0 million and $1.6 million at September 30, 2020 and December 31, 2019, respectively. Amortization expense was $0.5 million and $1.4 million for the three and nine months ended September 30, 2020. Amortization expense was $0.3 million and $0.6 million for the three and nine months ended September 30, 2019. Included in the capital lease balances is approximately $3.1 million of assets that were sold and subsequently leased back during 2019 and in the first quarter of 2020 related to certain ERP software and equipment.  The transaction did not qualify for sale-leaseback accounting and no sale was recognized.  Proceeds received in the first quarter of 2020 from the transaction were reported as a financing activity in the statement of cash flows for the nine months ended September 30, 2020.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through January 2025. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Three of RDS’ facility leases are with a company owned by a Company stockholder and five other facilities are leased from current employees, contractors or former owners of acquired businesses.

RDS also leases certain office equipment under long-term non-cancellable operating lease agreements expiring at various dates through September 2022.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through December 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. One of ASG’s facility leases is with a related party.

SIC leases its corporate facilities under a long-term non-cancelable operating lease through October 2022.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at September 30, 2020 and December 31, 2019 was $2.0 million and $2.2 million, respectively. Aggregate rent expense for the three and nine months ended September 30, 2020 totaled $4.6 million and $15.0 million, respectively. Aggregate rent expense for the three and nine months ended September 30, 2019 totaled $4.9 million and $14.3 million, respectively.

Litigation

The Company experiences routine litigation in the normal course of its business. Production residential builders in California are primarily sued for alleged construction defects. As a practice, residential builders name all subcontractors in the lawsuit whether or not the subcontractor has any connection, direct or indirect, with the alleged defect. The Company, as a subcontractor, is involved in these lawsuits as a result. The Company generally has no or minimal liability in the majority of these lawsuits. The Company’s insurance policies’ self-insured retention (“SIR”) or/deductible typically ranges from $0.01 million to $0.02 million. In the event that the Company has exposure beyond its SIR/deductible, the Company’s general liability policy is triggered in most circumstances and the general liability insurance and the insurance carrier defends the Company in the lawsuit and is responsible for additional exposure up to policy limits. The Company has consistently maintained general liability insurance with $2.0 million aggregate and $1.0 million per occurrence limits. Management does not believe that any pending or threatened litigation will have a material adverse effect on the Company’s combined business, financial condition, results of operations, and/or cash flows.

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

Exclusive Distributor Rights

A main quartz supplier of ASG’s Pental business has granted ASG exclusive distribution rights in 23 states in the United States. To maintain these rights, ASG must meet certain minimum purchase requirements. For the remainder of 2020, ASG is required to purchase 540 containers during the three months ended December 31, 2020. Minimum purchase volumes then increase to 645 containers per quarter during 2021 up to 1,332 containers per quarter during 2025.

Using an estimated price per container based on the average price per container in 2019, the future minimum purchases to maintain the exclusive rights as of September 30, 2020 are as follows:

(in thousands)	Amount
Remaining in 2020	$18,708
2021	89,384
2022	108,093
2023	128,880
2024	153,824
2025	184,589
$683,478

If ASG does not purchase at least eighty percent (80%) of the minimum purchase volumes for two consecutive quarters, or at least ninety percent (90%) of the minimum purchase volumes in any calendar year, the supplier has the right to terminate ASG’s exclusive distribution rights. There are no financial penalties to ASG if such commitments are not met; however, the supplier reserves the right to terminate the exclusive distribution rights.  For the three quarters ended September 30, 2020, ASG did not meet the eighty percent (80%) minimum purchase volume threshold in light of the current economic environment.  ASG and the supplier have discussed the impact of the current economic environment on the minimum purchase volumes and have reached an informal understanding around reduced purchase volumes.  The supplier must give 60 days notice to terminate this exclusivity arrangement, which has not been received by the Company. While ASG maintains good relationships with this supplier and believes that it would be unlikely that such supplier would terminate the exclusive relationship, there is no guarantee that such supplier will not terminate the exclusive relationship in the future due to ASG’s failure to purchase the minimum volumes.  In the event the supplier were to terminate ASG’s distribution rights it could have a material impact on ASG’s supply chain and ASG may be unable to find an alternative source for quartz in a timely manner or on favorable terms.

Purchase Commitments

The Company also has contracted to minimum purchase commitments with certain suppliers. RDS has committed to purchase $2.0 million in products annually for each of the calendar years 2020 and 2021 with a certain supplier.  The minimum purchase commitment for the year 2020 was achieved during the nine months ended September 30, 2020. Financial penalties for not achieving the minimum purchase commitment amount are equal to 15% of the shortfall amount.

In addition, ASG has committed to purchase approximately $0.4 million, based on current prices, worth of materials from a supplier by the end of 2020.

Note 12. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares.  As of September 30, 2020, there were 1,437,332 shares of the Company’s common stock subject to outstanding awards and 384,371 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan.

On March 26, 2019, the board of directors adopted the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which was approved at the 2019 Annual Meeting of Stockholders on May 15, 2019. The 2019 Incentive Plan serves as the successor to the 2017 Plan; however, shares continued to be available for award grants under the 2017 Plan following the effectiveness of the 2019 Incentive Plan. The maximum aggregate number of shares issuable under the 2019 Incentive Plan is 1,700,000. No awards were issued under the 2019 Incentive Plan as of September 30, 2020.

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

For the nine months ended September 30, 2020, 2,538,219 restricted stock units were granted under the 2017 Plan to certain executives and key employees. Certain of these restricted stock units included a market condition under ASC 718 “Compensation – Stock Compensation.”

During the three months ended March 31, 2019, restricted stock units were granted to certain executives and include both a service and a performance condition. The performance condition is achievement of a 2021 earnings target and the level of achievement of the earnings target determines the number of shares that will be issued.  In the first quarter of 2020, the performance condition for these shares that was deemed probable of vesting as of December 31, 2019, was determined to be no longer probable of vesting.  This resulted in a reversal of stock compensation expense of approximately $1.6 million recorded during the three months ended March 31, 2020.  In the third quarter of 2020, the majority of these performance awards were cancelled.  These cancelled shares are included within forfeited awards in the table below.  The remaining amount of shares to be potentially issued at 100% of the earnings target is 76,319 and 152,638 at 200% of the earnings target.

In connection with the appointment of L. W. Varner, Jr. as the new Chief Executive Officer of the Company in June 2020, Mr. Varner received a one-time grant of 500,000 time-based restricted stock units and 500,000 performance-based restricted stock units.   Additionally, the Company appointed a new President of ASG and a new Chief Human Resources Officer in the third quarter of 2020 who each received one-time grants totaling a combined 175,000 time-based restricted stock units and 175,000 performance-based restricted stock units.  All of these restricted stock units were granted to these new executives as inducement awards in accordance with NASDAQ Listing Rule 5635(c)(4) and were not granted under the Plans.  The time-based restricted stock units vest in equal annual installments over four years, subject to continued employment with the Company.  The performance-based restricted stock units contain market conditions based on the closing price of the Company’s common stock exceeding specific price hurdles for 20 consecutive trading days, and subject to continued employment with the Company.

The Company estimated the fair value of all shares granted on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the restricted stock units issued during the nine months ended September 30, 2020 was determined using the closing share price on the date of grant.  For shares issued with a market condition, the Monte Carlo simulation model was used to determine the fair value of the award.  Inputs into the Monte Carlo simulation model for applicable awards during the nine months ended September 30, 2020 included a dividend yield of 0%, an expected volatility rate ranging from 48.06% to 54.69%, and a risk-free rate ranging from 0.18% to 0.37%.

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2020 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2020	1,825,123	$12.75
Granted	2,538,219	$4.13
Forfeited	1,161,164	$12.21
Vested	414,846	$10.66
Nonvested shares at September 30, 2020	2,787,332	$5.53

As of September 30, 2020, total remaining stock-based compensation expense for nonvested restricted stock units is $11.2 million, which is expected to be recognized over a weighted average remaining period of 2.9 years.

Total stock-based compensation expense recognized for restricted stock units for the three and nine months ended September 30, 2020 was $1.1 million and $1.7 million, respectively.  Total stock-based compensation expense recognized for restricted stock units for the three and nine months ended September 30, 2019 was $1.5 million and $3.5 million, respectively.

Phantom Stock

Phantom stock awards are grants of phantom stock with respect to shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. Remaining shares of phantom stock outstanding at September 30, 2020 are held by a member of the board of directors and are subject to vesting over a period of three years. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability. The fair value as of September 30, 2020 for the phantom stock awards was estimated using the closing price of common stock on September 30, 2020.

The Company recorded phantom stock-based compensation expense of less than $0.01 million during the three and nine months ended September 30, 2020 and 2019. There were 694 outstanding phantom shares as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, total remaining stock-based compensation expense for phantom stock is less than $0.01 million, which is expected to be recognized over a weighted average remaining period of 0.2 years.

Note 13. Provision for Income Taxes

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the nine months ended September 30, 2020, the effective tax rate of 31.41% decreased compared to the effective tax rate of 35.42% for the nine months ended September 30, 2019, due to the impact of discrete items in relation to the amount of the Company’s pre-tax earnings. The discrete items include unfavorable adjustments resulting from ASU 2016-09, which requires excess tax benefits and deficiencies related to stock compensation to be recognized as a component of income tax expense rather than stockholders’ equity, in addition to unrecognized tax benefits related to the TAC acquisition.

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

Note 14. Related Party Transactions

Facility Rent

RDS leases three of its facilities from a trust affiliated with a Company stockholder. Additionally, as a result of recent acquisitions, RDS also leases five of its facilities from current employees, contractors or former owners of acquired businesses. Rent expense under related party leases totaled $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. Rent expense under all of these leases totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2019, respectively. No amounts were unpaid under these leases at September 30, 2020 and December 31, 2019. See Note 11.

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee. Rent expense under this lease was $0.03 million and $0.1 million for the three and nine months ended September 30, 2020, respectively. Rent expense under this lease was $0.04 million and $0.1 million for the three and nine months ended September 30, 2019, respectively. No amounts were unpaid under this lease at September 30, 2020 and December 31, 2019. See Note 11.

Subcontractors and Supplier

Two RDS employees have family members that have an ownership interest in a flooring subcontracting company that does business with RDS. During the three and nine months ended September 30, 2020, this company performed a total of $0.2 million and $0.6 million in subcontract work for RDS, respectively. During the three and nine months ended September 30, 2019, this company performed a total of $0.4 million and $0.8 million in subcontract work for RDS, respectively. Amounts due and recorded as accounts payable at September 30, 2020 and December 31, 2019 were less than $0.1 million.

Design services were also provided to RDS by designers affiliated with current Greencraft employees. During the three and nine months ended September 30, 2020, the Company incurred less than $0.01 million costs, respectively, with this consulting firm. During the three and nine months ended September 30, 2019, expenses incurred with this design company were $0.03 million and $0.08 million, respectively. No amounts were unpaid at September 30, 2020 and December 31, 2019.

Other Consulting Services

A consulting firm affiliated with an officer of the Company has performed various consulting services for the Company related to human resources, accounting, and project management. During the three and nine months ended September 30, 2020, the Company incurred $0.03 million and $0.2 million of costs, respectively, with this consulting firm. During the three and nine months ended September 30, 2019, the Company incurred $0.1 million and $0.2 million of costs, respectively, with this consulting firm. No amounts were unpaid at September 30, 2020 and December 31, 2019.

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

In addition, certain costs incurred at a corporate level or at the reporting unit level that benefit the segments are not allocated. These costs include: corporate payroll costs, legal, professional service fees, interest expense, including amortization of deferred financing costs, and taxes and equity-based compensation.

Information for the periods presented is provided below:

	Three Months Ended September 30,
(in thousands)	2020	2019
Net revenue:
RDS	$90,858	$96,943
ASG	59,834	63,217
Elimination of intercompany sales	(642)	(765)
Consolidated total	$150,050	$159,395

Operating income (loss):
RDS	$3,193	$5,340
ASG	7,189	5,688
Elimination of intercompany activity	113	(16)
Unallocated corporate operating loss	(5,351)	(4,803)
Consolidated total	$5,144	$6,209

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net revenue:
RDS	$243,657	$269,740
ASG	167,841	187,068
Elimination of intercompany sales	(1,629)	(2,151)
Consolidated total	$409,869	$454,657

Operating income (loss):
RDS	$2,210	$12,806
ASG	14,817	17,497
Elimination of intercompany activity	(44)	65
Unallocated corporate operating loss	(13,850)	(14,143)
Consolidated total	$3,133	$16,225

Capital expenditures:
RDS	$1,682	$5,902
ASG	1,068	1,343
Unallocated corporate capital expenditures	7	28
Consolidated total	$2,757	$7,273

	As of September 30,	As of December 31,
(in thousands)	2020	2019
Goodwill:
RDS	$54,225	$54,225
ASG	45,564	45,564
Consolidated total	$99,789	$99,789

Other intangible assets, net:
RDS	$40,196	$44,509
ASG	41,002	46,239
Consolidated total	$81,198	$90,748

Total assets:
RDS	$189,868	$182,754
ASG	200,094	217,655
Consolidation entries	(192)	36
Unallocated assets, including corporate	20,294	19,830
Consolidated total	$410,064	$420,275

Note 16. Subsequent Events

Events occurring after September 30, 2020, have been evaluated for possible adjustment to the condensed consolidated financial statements or disclosure as of November 5, 2020, which is the date the condensed consolidated financial statements were available to be issued. The Company continues to evaluate the impact of COVID-19 on its operations, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain.

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

These forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections.  These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report. There also may be other factors that we cannot anticipate or that are not described in this Report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

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

We also have market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles through our Architectural Surfaces Group (which we refer to as “ASG”) operating segment. ASG sources natural and engineered stone from a global supply base and markets these materials through a national network of distribution centers and showrooms at 21 different locations. In addition to serving the new residential and commercial construction markets with these materials, we also distribute them to the repair and remodel (which we refer to as “R&R”) market.

Corporate developments

On July 27, 2020, it was announced that Patrick Dussinger was named the new President - ASG.  On November 5, 2020, it was announced that Kendall R. Hoyd, President – RDS, resigned from his position to be effective January 4, 2021.  Mr. Hoyd will provide advisory consulting services to the Company for a period of one year following his termination of employment.

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

While sales volumes improved in the third quarter, our performance continues to be adversely impacted by the COVID-19 pandemic.  We continue to rationalize costs, tightly manage working capital, and leverage technology to generate additional efficiencies in our business, as well as to implement other cost-saving measures.  We believe that the COVID-19 pandemic will continue to have an adverse effect on our revenues and financial results in the last quarter of 2020, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, severity, and scope of the outbreak.

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

Residential Design Services

RDS, our interior design and installation segment, is a service business that provides design center operation, interior design, product sourcing, and installation services to homebuilders, homeowners, general contractors and property managers. Products sold and installed include flooring, prefabricated countertops, cabinets, wall tile, interior trim (doors, moldings, door and window casing), and window treatments. New single-family and multi-family construction are the primary end markets, although we intend to explore growth opportunities in other markets, such as the R&R market.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Revenue. For the three months ended September 30, 2020, net revenue decreased $9.3 million, or 5.9%, to $150.1 million, from $159.4 million for the three months ended September 30, 2019. Net revenue for the three months ended September 30, 2020 and 2019 is adjusted for the elimination of intercompany sales of $0.6 million and $0.7 million, respectively.

In our RDS segment, net revenue decreased by $6.1 million, or 6.3%, to $90.9 million for the three months ended September 30, 2020, from $96.9 million for the three months ended September 30, 2019. The decrease was largely due to a decline in sales related to negative price/mix partially offset by positive growth in volume, particularly in California and Arizona.

In our ASG segment, net revenue decreased by $3.4 million, or 5.4%, to $59.8 million for the three months ended September 30, 2020, from $63.2 million for the three months ended September 30, 2019. This decrease was due to lower natural stone, quartz, and tile sales volume. The lower sales volume is attributable to closures of the Charlotte and San Antonio locations, and a decline in commercial business in California, primarily as a result of the COVID-19 pandemic.  These volume declines were partially offset by improvements in price/mix for stone and quartz.

Cost of Revenue. For the three months ended September 30, 2020, cost of revenue decreased $5.6 million, or 4.8%, to $111.5 million, from $117.1 million for the three months ended September 30, 2019.

In our RDS segment, cost of revenue decreased by $1.7 million, or 2.4%, to $69.4 million for the three months ended September 30, 2020, from $71.1 million for the three months ended September 30, 2019. This was primarily associated with the decrease in sales for the three months ended September 30, 2020.

In our ASG segment, cost of revenue decreased by $3.9 million, or 8.4%, to $42.8 million for the three months ended September 30, 2020, from $46.7 million for the three months ended September 30, 2019. This was primarily associated with the decrease in sales for the three months ended September 30, 2020.

Gross Profit and Margin. For the three months ended September 30, 2020, gross profit decreased $3.7 million, or 8.9%, to $38.6 million, from $42.3 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, gross margin decreased 0.8 percentage points to 25.7%, from 26.6% for the three months ended September 30, 2019.

In our RDS segment, gross margin decreased 3.1 percentage points to 23.6% for the three months ended September 30, 2020, from 26.7% for the three months ended September 30, 2019, due to an unfavorable product mix resulting from the increase of entry- to mid-level homebuilding as a percentage of our project activity in our markets.

In our ASG segment, gross margin increased 2.3 percentage points to 28.4% for the three months ended September 30, 2020, from 26.1% for the three months ended September 30, 2019. This increase was primarily due to improvements in price/mix and launch of new quartz products.

Operating Expense. For the three months ended September 30, 2020, operating expenses decreased by $2.7 million, or 7.4%, to $33.4 million, from $36.1 million for the three months ended September 30, 2019.

In our RDS segment, operating expenses decreased by $2.3 million, or 11.0%, to $18.3 million for the three months ended September 30, 2020, from $20.5 million for the three months ended September 30, 2019. This decrease was primarily related to furloughs, savings from position eliminations, lower sales commissions and other cost reduction initiatives.

In our ASG segment, operating expenses decreased by $1.0 million, or 9.0%, to $9.8 million for the three months ended September 30, 2020, from $10.8 million for the three months ended September 30, 2019. This decrease was primarily related to furloughs, savings from position eliminations, lower sales commissions and other cost reduction initiatives.

SIC corporate costs increased by $0.5 million to $5.4 million for the three months ended September 30, 2020, from $4.8 million for the three months ended September 30, 2019.  This was primarily the result of additional compensation costs, including costs associated with the hiring of several new corporate executives.

Depreciation and Amortization. For the three months ended September 30, 2020, depreciation and amortization expenses decreased by $0.3 million, or 4.2%, to $5.8 million, from $6.0 million for the three months ended September 30, 2019.

In our RDS segment, depreciation and amortization expenses decreased by $0.4 million, or 11.1%, to $2.9 million for the three months ended September 30, 2020, which was primarily due to certain RDS customer list intangibles that fully amortized during the third quarter of 2019, partially offset by additional assets in-service, including the new ERP system at RDS, that began depreciating in the first quarter of 2020.

In our ASG segment, depreciation and amortization expenses remained relatively consistent, increasing by $0.1 million, or 4.0%, to $2.9 million for the three months ended September 30, 2020.

Interest Expense. For the three months ended September 30, 2020, interest expense decreased by $0.8 million, or 18.3%, to $3.5 million, from $4.3 million for the three months ended September 30, 2019. Interest expense decreased primarily due to lower borrowings and decreased interest rates during the period.

Income Taxes. For the three months ended September 30, 2020, income tax expense decreased by $0.8 million from $1.4 million for the three months ended September 30, 2019, to $0.7 million for the three months ended September 30, 2020. During the three months ended September 30, 2020, our effective tax rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations, primarily because of the impact of discrete items related to a shortfall on equity-based compensation, changes in uncertain tax positions and permanent items.

Net Income (Loss). For the three months ended September 30, 2020, net income decreased by $1.9 million to $0.5 million from $2.5 million for the three months ended September 30, 2019.

Adjusted EBITDA. For the three months ended September 30, 2020, Adjusted EBITDA decreased to $14.0 million, from $17.0 million for the three months ended September 30, 2019.

	For the Three Months Ended September 30,
(in thousands)	2020	2019
Consolidated net income	$531	$2,458
Income tax expense	655	1,417
Interest expense	3,546	4,342
Depreciation and amortization	5,796	6,048
EBITDA	10,528	14,265
Equity-based compensation	1,128	2,516
Purchase accounting fair value adjustments	-	(1,986)
Acquisition and integration related costs	118	14
Employee related reorganization costs	733	279
Other non-recurring costs	1,303	962
Strategic alternatives costs	235	958
Adjusted EBITDA	$14,045	$17,008

Adjusted EBITDA Margin. For the three months ended September 30, 2020, Adjusted EBITDA margin decreased to 9.4%, from 10.7% for the three months ended September 30, 2019.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures, please refer to “Non-GAAP Measures” below for a further discussion of these non-GAAP financial measures.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net Revenue. For the nine months ended September 30, 2020, net revenue decreased $44.8 million, or 9.9%, to $409.9 million, from $454.7 million for the nine months ended September 30, 2019. Net revenue for the nine months ended September 30, 2020 and 2019 is adjusted for the elimination of intercompany sales of $1.6 million and $2.2 million, respectively.

In our RDS segment, net revenue decreased by $26.1 million, or 9.7%, to $243.7 million for the nine months ended September 30, 2020, from $269.7 million for the nine months ended September 30, 2019. The decrease was due in part to volume declines in the Eastern Region, primarily attributable to the COVID-19 pandemic, as well as product mix challenges in certain markets resulting from the increase of entry- to mid-level homebuilding as a percentage of our project activity in our markets.  Stay at home orders, particularly in the second quarter and early part of the third quarter heavily impacted our business with new safety measures and restrictions lowering productivity at RDS job sites.  RDS design center activity was also limited due to lockdowns and customer and employee concerns relating to in-person interaction.  The decline in organic volume was partially offset by increased sales from the acquisition of Intown in March 2019.

In our ASG segment, net revenue decreased by $19.2 million, or 10.3%, to $167.8 million for the nine months ended September 30, 2020, from $187.1 million for the nine months ended September 30, 2019. This decrease was due to a decrease in volume of all products sold.  The decrease in overall volume, which peaked in the second quarter, was primarily due to the COVID-19 pandemic.  Stay at home orders heavily impacted our business in Washington.  ASG showrooms were limited to appointment only sales.  Additionally, our fabricator customers were unable to execute in-residence installations due to stay at home orders at many of our locations combined with homeowner concerns about the pandemic.  Volume decreases were slightly offset with a slight increase from price/mix, most of which came from sales of quartz products.

Cost of Revenue. For the nine months ended September 30, 2020, cost of revenue decreased $19.5 million, or 5.9%, to $309.9 million, from $329.4 million for the nine months ended September 30, 2019.

In our RDS segment, cost of revenue decreased by $8.2 million, or 4.2%, to $187.2 million for the nine months ended September 30, 2020, from $195.4 million for the nine months ended September 30, 2019. This was primarily associated with the decrease in sales for the nine months ended September 30, 2020.

In our ASG segment, cost of revenue decreased by $12.0 million, or 8.8%, to $124.2 million for the nine months ended September 30, 2020, from $136.2 million for the nine months ended September 30, 2019. This was primarily associated with the decrease in sales for the nine months ended September 30, 2020.

Gross Profit and Margin. For the nine months ended September 30, 2020, gross profit decreased $25.3 million, or 20.2%, to $100.0 million, from $125.2 million for the nine months ended September 30, 2019.  For the nine months ended September 30, 2020, gross margin decreased 3.1 percentage points to 24.4%, from 27.5% for the nine months ended September 30, 2019.

In our RDS segment, gross margin decreased 4.4 percentage points to 23.2% for the nine months ended September 30, 2020, from 27.6% for the nine months ended September 30, 2019. This decrease is primarily due to unabsorbed fixed costs on our lower revenue base during the period and an unfavorable change in product mix.

In our ASG segment, gross margin decreased 1.2 percentage points to 26.0% for the nine months ended September 30, 2020, from 27.2% for the nine months ended September 30, 2019. The decrease was primarily due to unabsorbed fixed costs on our lower revenue base during the period and a decline in product margin.

Operating Expense. For the nine months ended September 30, 2020, operating expenses decreased by $12.2 million, or 11.2%, to $96.9 million from $109.0 million for the nine months ended September 30, 2019.

In our RDS segment, operating expenses decreased by $7.3 million, or 11.8%, to $54.2 million for the nine months ended September 30, 2020, from $61.5 million for the nine months ended September 30, 2019. This decrease was related to furloughs, savings from position eliminations, lower sales commissions and other cost reduction initiatives.

In our ASG segment, operating expenses decreased by $4.6 million, or 13.7%, to $28.8 million for the nine months ended September 30, 2020, from $33.4 million for the nine months ended September 30, 2019. This decrease was related to furloughs, savings from position eliminations, lower sales commissions and other cost reduction initiatives.

The remaining $0.3 million of the decrease in operating expenses was primarily the result of a decrease in professional services fees in part due to the closure of the strategic alternatives process, partially offset by increased compensation costs.

Depreciation and Amortization. For the nine months ended September 30, 2020, depreciation and amortization expenses decreased by $1.6 million, or 8.4%, to $17.2 million, from $18.7 million for the nine months ended September 30, 2019.

In our RDS segment, depreciation and amortization expenses decreased by $1.6 million, or 15.6%, to $8.7 million for the nine months ended September 30, 2020, which was primarily due to certain RDS customer list intangibles that fully amortized during third quarter 2019, partially offset by additional assets in-service, including the new ERP system at RDS.

In our ASG segment, depreciation and amortization expenses remained relatively consistent, increasing by less than $0.1 million, or 0.4%, to $8.4 million for the nine months ended September 30, 2020.

Interest Expense. For the nine months ended September 30, 2020, interest expense decreased by $2.1 million, or 15.8%, to $11.1 million, from $13.2 million for the nine months ended September 30, 2019.  Interest expense decreased primarily due to decreased interest rates during the period as well as lower borrowings.

Income Taxes. For the nine months ended September 30, 2020, we recognized income tax benefit of $3.0 million, a decrease of $5.1 million from income tax expense of $2.1 million for the nine months ended September 30, 2019. This decrease is related to our decrease in profitability during the nine months ended September 30, 2020.  For the nine months ended September 30, 2020, the effective tax rate of 31.41% decreased compared to the effective tax rate of 35.42% for the nine months ended September 30, 2019, primarily because of the impact of discrete items related to equity-based compensation and uncertain tax positions.

Net Income (Loss). For the nine months ended September 30, 2020, net income decreased by $10.4 million to a $6.6 million loss, from $3.7 million net income for the nine months ended September 30, 2019.

Adjusted EBITDA. For the nine months ended September 30, 2020, Adjusted EBITDA decreased to $29.0 million, from $46.1 million for the nine months ended September 30, 2019.

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Consolidated net income (loss)	$(6,649)	$3,747
Income tax expense (benefit)	(3,045)	2,055
Interest expense	11,072	13,151
Depreciation and amortization	17,164	18,729
EBITDA	18,542	37,682
Equity-based compensation	1,682	4,504
Purchase accounting fair value adjustments	-	(2,549)
Acquisition and integration related costs	1,484	2,219
Employee related reorganization costs	2,214	965
Other non-recurring costs	3,572	1,469
Strategic alternatives costs	1,462	1,847
Adjusted EBITDA	$28,956	$46,137

Adjusted EBITDA Margin. For the nine months ended September 30, 2020, Adjusted EBITDA margin decreased to 7.1% from 10.1% for the nine months ended September 30, 2019.

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

Our capital resources primarily consist of cash from operations and borrowings under our long-term revolving credit facility, capital equipment leases, and operating leases. We use borrowing capacity under our revolving credit facility to fund working capital needs. We have utilized capital leases and secured equipment loans to finance our vehicles and equipment needed for both replacement and expansion purposes.

As of September 30, 2020, we had liquidity of $67.8 million, comprised of $4.1 million of cash and $63.7 million of available borrowing capacity under our revolving credit facility.

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

The SIC Credit Facility is subject to certain financial covenants. At September 30, 2020, the Company was in compliance with the financial and non-financial covenants.

As of September 30, 2020, $9.9 million was outstanding under the SIC Credit Facility. The Company also had $0.6 million of outstanding letters of credit under the SIC Credit Facility at September 30, 2020.

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

On April 8, 2020, the Term Loan Facility was further amended to provide us with relief from certain covenants throughout the remainder of 2020 in light of the economic uncertainty resulting from the COVID-19 pandemic. The amendment, among other things, (i) waived the requirement that the Company prepay the Term Loans with Excess Cash Flow (as defined in the Term Loan Facility) due for payment during the year ending December 31, 2020, (ii) amended the Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) covenant applicable to the fiscal year ending December 31, 2020 to be tested on a monthly basis and requires the Company and its subsidiaries to maintain a reduced Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) of not less than 1.00:1.00 for each month during such fiscal year, and (iii) does not require the Company to test the Total Leverage (as defined in the Term Loan Facility) covenant effective as of the execution date of April 8, 2020 through and including December 31, 2020 for any fiscal quarter end during such period, for so long as the Company and its subsidiaries maintain Financial Covenant Availability (as defined in the Term Loan Facility) of not less than $35 million at all times during such fiscal quarter. This covenant relief expires at the end of 2020 and there is no guarantee that we will be able to negotiate additional covenant relief or maintain compliance with such covenants once the covenant relief expires.  If we are unable to extend this covenant relief or maintain compliance with such covenants we would be in default under this facility, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.  See “Item 1A, "Risk Factors-Risk Related to our Indebtedness" in the Company’s 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a further discussion of the risk related to the Company’s indebtedness.

Substantially all of the Company’s assets are collateral for the Term Loan Facility, including accounts receivable and inventory, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all financial and nonfinancial covenants as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, approximately $153.0 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. As of September 30, 2020, approximately $8.3 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent approximately 73% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $108.9 million at September 30, 2020, compared to $113.4 million at December 31, 2019, for a net decrease of $4.5 million, primarily due to a decrease in inventory and an increase in accounts payable due to working capital management as of September 30, 2020.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $19.9 million and $20.3 million for the nine months ended September 30, 2020 and 2019, respectively. Net loss was $6.6 million for the nine months ended September 30, 2020, and net income was $3.7 million for the nine months ended September 30, 2019.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $19.8 million for the nine months ended September 30, 2020, and $20.8 million for the nine months ended September 30, 2019.

Changes in operating assets and liabilities resulted in net cash provided of $6.8 million for the nine months ended September 30, 2020. Changes in operating assets and liabilities resulted in net cash used of $4.3 million for the nine months ended September 30, 2019.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2020, cash flow used in investing activities was $2.7 million for capital expenditures for property and equipment, net of proceeds from disposals. For the nine months ended September 30, 2019, cash flow used in investing activities was $22.8 million, with $1.0 million for the indemnity payment related to the Bedrock acquisition, $11.5 million for the acquisition of Intown, and $3.0 million for the escrow payment related to the Greencraft acquisition. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $7.3 million.

Cash Flows Provided by / (Used in) Financing Activities

Net cash provided by / (used in) financing activities was $(18.1) million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, we made principal payments of $0.8 million on term debt. As of September 30, 2020, aggregate net payments on the SIC Credit Facility were $12.3 million and payments on notes payable and capital leases were $2.4 million.  During the nine months ended September 30, 2020, we also purchased $0.8 million of treasury stock and received proceeds from our ERP system financing of $0.4 million.  For the nine months ended September 30, 2019, we borrowed an additional $11.5 million in term debt and $2.1 million in an ERP financing transaction, and made principal payments of $1.6 million, for a net increase in term debt of $12.0 million. As of September 30, 2019, aggregate net payments on the SIC Credit Facility were $2.8 million and payments on notes payable and capital leases were $1.4 million. We also classified $5.8 million of the total $8.0 million Greencraft earnout payment as a financing activity, as this was the fair value of the contingent liability accrued at purchase.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2020. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Remaining in 2020	1 to 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$153,310	$388	$2,250	$150,672	$-
Capital lease obligations(2)	8,703	730	5,451	2,137	385
Operating lease obligations(3)	45,934	3,947	26,427	10,568	4,992
Purchase obligations(4)	685,878	19,108	199,477	282,704	184,589
Total	$893,825	$24,173	$233,605	$446,081	$189,966

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

In addition to the contractual obligations set forth above, as of September 30, 2020, we had an aggregate of approximately $9.9 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2020, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the nine months ended September 30, 2020 from the critical accounting policies and estimates as previously disclosed in our financial statements included in our 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 12, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements are calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future. In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness. At September 30, 2020, we had outstanding variable rate borrowings of approximately $163.0 million. Assuming the current level of borrowing under the variable rate debt facility, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by $1.6 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2019 and 2018 or during the nine months ended September 30, 2020. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (which we refer to as, together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	-	$-	-	-
August 1, 2020 - August 31, 2020	9,031	5.58	-	-
September 1, 2020 - September 30, 2020	5,177	7.10	-	-
Total	14,208	$6.13	-	-

(1)

Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 45,113 shares of restricted stock awarded under our 2017 Plan.

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

10.1†* 10.2†* 10.3†*

Employment Agreement, dated as of July 27, 2020, by and between the Company and Patrick Dussinger.

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

Select Interior Concepts, Inc.

Date: November 5, 2020	By:	/s/ L.W. Varner, Jr.
L.W. Varner, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Financial Officer (Principal Financial Officer)