Form 10-K
period 2020-12-31
Select Interior Concepts, Inc.
filed 2021-03-16
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020, was $87.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2021 was 25,510,926.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders (to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report) are incorporated by reference into Part III of this Annual Report on Form 10-K, as indicated herein.

i

Special Note Regarding Forward-Looking Statements and Information

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (which we refer to as this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Some of the forward-looking statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” and other forms of these words or similar words or expressions or the negatives thereof. Forward-looking statements are based on historical information available at the time the statements are made and are based on management’s reasonable belief or expectations with respect to future events. These forward-looking statements are subject to risks, contingencies, and uncertainties that are beyond our control. Further, new factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements speak only as of the date on which they are made and the Company undertakes no obligation to update any forward-looking statement to reflect future events, developments or otherwise, except as may be required by applicable law. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the cyclical nature of our businesses and the seasonality of the building products supply and services industry;
•	our dependency upon the homebuilding industry, repair and remodel activity, the economy, the credit markets, and other important factors;
•	general economic and financial conditions;
•	competition in our highly fragmented industry and the markets in which we operate;
•	exposure to warranty, casualty, construction defect and various other claims and litigation;
•	product shortages, loss of key suppliers, our dependence on third-party suppliers and manufacturers, and the development of alternatives to distributors in the supply chain;
•	changes in the costs of the products we install;
•	ability to implement our business strategies and achieve our growth objectives;
•	acquisition and integration risks;
•	increased operating costs;
•	the impact of inflation and deflation;
•	our inability to attract and retain highly skilled employees and subcontractors;
•	adverse credit and financial markets events and conditions;
•	credit sale risks;
•	retention of key personnel;
•	performance of individual locations;
•	environmental, health and safety laws and regulations;
•	the impact of federal, state and local regulations;
•	computer data processing systems;
•	our inability to cancel before the end of the term or renew many of the leases for our facilities;

•	the loss of our significant customers or a reduction in the quantity of products they purchase;
•	requirements of being a public company;
•	the COVID-19 pandemic;
•	risks related to our internal controls;
•	the possibility of securities litigation;
•	restrictions relating to our operations in our current and future financing arrangements;
•	our inability to obtain additional capital on acceptable terms, if at all;
•	increases in interest rates; and
•	risks related to other factors discussed under “Risk Factors” and elsewhere in this Annual Report.

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

Through our Residential Design Services (which we refer to as “RDS”) operating segment, we serve national and regional homebuilders by providing an integrated, outsourced solution for the design, consultation, sourcing, distribution and installation needs of their homebuyer customers. Through our 17 design centers, our designers work closely with homebuyers in the selection of a broad array of interior products and finishes, including flooring, cabinets, countertops, wall tile, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior products to provide a streamlined experience for the homebuyer. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital.

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

Architectural Surfaces Group

Our ASG segment imports and distributes natural and engineered stone slabs, as well as tile, through 21 strategically positioned showrooms and warehouse locations across the United States. Our stone slabs include marble, granite, porcelain and quartz, for use as kitchen and bathroom countertops, and our tiles consist of ceramic and porcelain for flooring, backsplash, and wall tile applications. We provide our services throughout markets in the Northeast, Southeast, Southwest, Midwest, Mountain West, and West Coast regions of the United States and offer a targeted merchandising strategy, including displaying our products in customer-oriented showrooms that cater to professional interior designers and architects as well as homeowners. Our product lines are tailored to the specific geographic regions that we serve.

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

Backlog

For our RDS segment, backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenue as contractual commitments may change. There can be no assurance that backlog will result in revenue within the expected timeframe, if at all. We estimate our backlog was $548.7 million as of December 31, 2020 and $574.3 million as of December 31, 2019.

Customer Concentration

There were no customers that accounted for over 10.0% of total net revenue for the year ended December 31, 2020 or 2019.  For the year ended December 31, 2018, the Company recognized revenue from one customer which accounted for 11.4% of total net revenue.  There were no customers that accounted for 10.0% or more of total accounts receivable, as of December 31, 2020 or 2019.

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

After the dramatic recession that ran from 2007 to 2009, there have been over ten years of relatively steady growth. While we believe that the underlying fundamentals of demand for new housing units and residential investment are indicative of continued growth into the future, there can be no assurance that macroeconomic or other factors will not change unexpectedly and cause a downturn in housing construction.

Human Capital

We employ approximately 1,300 employees serving in 53 distinct locations across the nation.  These employees perform a number of functions, from supply, delivery, and installation of our products to administrative and back office roles to ensure the business functions as efficiently as possible.  Our employees are integral to our business and its success, as many have specialized knowledge concerning building products, techniques, supply chain, and in many instances, trade-specific knowledge such as flooring, carpentry, or countertop installation that allows our Company to successfully perform.  A key focus and objective for the Company is that we attract and retain highly qualified individuals while fostering an unwavering commitment toward inclusion and diversity.  To this end, the Company offers competitive pay, health and wellness benefits, and employee development and training programs.  Additionally, over the last year, the Company has developed and deployed a management training program which aims to identify, train, and promote employees and prospective employees with demonstrated leadership potential and business acumen to further enhance the Company’s talent base.  The program will place trainees in varying positions in the business for 3-month terms over the course of a year, followed by a capstone project and presentation to the Company’s senior leadership.  The intent of the program is to develop the skills and business understanding of each of the Managers-in-Training (“MIT”), resulting in a formal job offer at the end of the program.

Finally, employee safety remains one of the Company’s highest priorities.  In this regard, the Company has an on-going safety training program, conducts regular safety assessments, and has created a multi-disciplinary COVID-19 Response Team to address safety concerns presented by the recent novel coronavirus pandemic.  Because our operations were deemed essential to the critical infrastructure, a large portion of our workforce continued operating in place throughout the COVID-19 pandemic.  Recognizing this fact, and as evidence of the Company’s focus on safety, the Company made several significant operational adjustments to address potential safety concerns.  This included modifying attendance policies to allow many employees to work remotely, implementation of daily self-assessments to safeguard our employees working on job sites or in the office, requiring face coverings to be worn in all locations, providing access to personal protective equipment and limiting domestic and international travel.

We are proud of our employees and continue to make significant investments and review measures to promote diversity, and attract and retain talented employees, while ensuring a safe workplace at each of our operating sites.

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

Item 1A. Risk Factors.

Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8.

Business and Industry Risks

The COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, our business, financial condition, and results of operations.

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions, which in turn has materially impacted our business. While we expect the COVID-19 pandemic to continue to impact our business in the near term, particularly in regions where we derive a significant amount of our revenue or profit or where our suppliers and customers are located, the extent and duration of the continued effects of the COVID-19 pandemic on our business and results of operation is unknown and will depend on future developments, which are highly uncertain and outside our control.  These developments include the scope, duration and severity of the pandemic (including the possibility of further surges or variations of COVID-19), the timing and efficacy of the vaccination program in the U.S., further actions taken by governmental authorities, including future stimulus programs, in response to the pandemic and changing consumer and supplier behavior.  It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown or recession in the U.S. economy.  The current COVID-19 pandemic has impacted and may continue to impact our industry and cause disruptions to our operations, including as a result of decreased demand for our products and services or disruption to our supply chain, all of which could materially and adversely affect our business, financial condition and results of operations.

While we have taken significant precautions to ensure the health and safety of our team members and customers throughout the pandemic, our operations could be disrupted if any of our employees or employees of our suppliers or customers were suspected or confirmed of having COVID-19 or other illnesses and such illness required us or our suppliers or customers to quarantine some or all such employees or disinfect our locations.  Also, a number of our administrative employees are working remotely.  Remote working may heighten cybersecurity, information security and operational risks and affect the productivity of our employees.

The COVID-19 pandemic has caused, and may continue to cause disruptions in our supply chain. The inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays to delivery date requirements of our customers. Such failures could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and ultimately, termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In that case, we may be required to seek alternative sources of materials or products. Although we believe that we can manage our exposure to these risks, we cannot be certain that we will be able to identify such alternative materials or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our ability to satisfy customer orders.  While we have largely been able to manage these supply chain disruptions to date, there is no guarantee that we will be able to do so in the future.

We also have faced, and will continue to face, business interruptions as a result of the COVID-19 pandemic.  While only some of our locations were temporarily closed in the states or counties where construction activities were temporarily prohibited or where more broad business closures were mandated, we could be adversely affected if government authorities impose further mandatory closures, seek voluntary closures or impose restrictions on our operations. Even if such measures are not further implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.

We cannot predict the duration or scope of the COVID-19 pandemic or when or how our business, financial conditions and results of operations will be impacted by it, including as a result of the recent deterioration in the U.S. economy and any related impact on the residential homebuilding industry, and based on the duration and scope, such impact could be material. Historically, in times of an economic recession, new home construction in the United States has slowed considerably. Any significant downturn in new home construction as a result of the economic impact of the COVID-19 pandemic could have an adverse effect on our business, financial condition and results of operations.

To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The industry in which we operate is dependent upon the U.S. residential homebuilding industry, repair and remodel activity, the economy, the credit markets, and other important factors, many of which are beyond our control.

The building products supply and services industry in the United States is highly dependent on new home construction and the R&R market, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, wage rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing, skilled construction labor and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our businesses.

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

A significant portion of RDS’s business is in the state of California. In 2020 and 2019, we derived approximately 36% and 39%, respectively, of our consolidated net revenue, and RDS derived approximately 50% and 52%, respectively, of its net revenue, from customers in California, and we expect this trend to continue in the future. As such, we are more susceptible to adverse developments in California than competitors with more diversified operations or if RDS had a more geographically diverse business. A slowdown in California’s economy, including as a result of the COVID-19 pandemic and government responses thereto, a decline in the state’s homebuilding activity, or the occurrence of a natural disaster within the state, such as an earthquake, wildfire, drought or mudslide, all of which could be made worse by climate change, or civil disturbance, could have a disproportionately negative effect on our business, financial condition, operating results and cash flows.

Our businesses are cyclical and significantly affected by changes in general and local economic conditions.

The building products supply and services industry is subject to cyclical market pressures. Demand for our products and services is highly sensitive to general and local economic conditions over which we have no control, including changes in (i) the number of new home and commercial building construction starts, (ii) the production schedules of our homebuilder customers, (iii) short- and long-term interest rates, (iv) inflation, (v) employment levels and job and personal income growth, (vi) housing demand from population growth, household formation and other demographic changes, (vii) availability and pricing of mortgage financing for homebuyers and commercial financing for developers of multi-family homes and subcontractors, (viii) consumer confidence generally and the confidence of potential homebuyers in particular, (ix) U.S. and global financial and political system and credit market stability, (x) private party and government mortgage loan programs and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices, (xi) federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses, (xii) federal, state and local energy efficiency programs, regulations, codes and standards, or (xiii) general economic conditions in the markets in which we compete.

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

Our industry is seasonal. Seasonal changes and other weather-related conditions can adversely affect our businesses and operations through a decline in both the use of our products and demand for our services. Although weather patterns affect our operating results throughout the year, our first and fourth quarters have historically been the most adversely affected by weather patterns in some of our markets, causing reduced construction activity. To the extent that severe weather conditions, such as unusually prolonged cold conditions, hurricanes, severe storms, earthquakes, floods, fires, droughts, other natural disasters or similar events occur in the markets in which we operate, construction or installation activity could be reduced, delayed or halted and our businesses may be adversely affected. Furthermore, climate change could increase the frequency and severity of these weather events.

In addition, the levels of fabrication, distribution, and installation of our products generally follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second half of the year typically result in higher activity and revenue levels during those periods. Markets in which we operate that are impacted by winter weather, such as snow storms and extended periods of rain, experience a slowdown in construction activity during the beginning and the end of each calendar year, and this winter slowdown contributes to traditionally lower sales in our first quarter.

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

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. As a subcontractor, we are regularly subject to construction defect claims on various housing tracts. We may not always be able to successfully defend or be excused from the lawsuits related to these claims and could be subject to substantial losses.

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

Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by the financial instability of suppliers, suppliers’ non-compliance with applicable laws, tariffs and import duties, supply disruptions, shipping interruptions or costs, and other factors beyond our control, including disruptions related to the COVID-19 pandemic. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, results of operations, and cash flows.

Although in some instances we have agreements with our suppliers, these agreements are generally terminable by either party without notice or on limited notice. Many of our suppliers also offer us favorable terms based on the volume of our purchases. However, the failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Any of the following events could cease or limit our or our suppliers’ operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; war, and acts of terrorism; pandemics, including the COVID-19 pandemic, and other global health crises; or other unexpected events. Any downtime or facility damage at our suppliers could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors as well as decreased customer satisfaction and lower sales and operating income. In addition, a loss of a supplier relationship could harm our operations. Because we purchase from a limited number of suppliers, the effects of any particular shutdown or facility damage or loss of a supplier relationship could be significant to our operations.

In addition, our suppliers’ inability to produce or procure the necessary raw materials to supply finished goods to us may adversely impact our results of operations, cash flows, and financial position.

If we fail to qualify for supplier rebates or are unable to maintain or adequately renegotiate our rebate arrangements, our gross margins and income could be adversely affected.

Many of our products, such as flooring, tile and finish carpentry, are purchased pursuant to rebate arrangements that entitle us to receive a rebate based on the volume of our purchases. Such arrangements generally require us to purchase minimum quantities in certain geographies or product categories and result in higher rebates with increased quantities of purchases. These rebates effectively reduce the cost of our products and we manage our businesses to take advantage of these programs. When assessing the desirability of acquisitions, we consider the effects of such acquisitions on our ability to qualify for rebates. Rebate arrangements are subject to renegotiation with our suppliers from time to time. In addition, consolidation of suppliers may result in the reduction or elimination of rebate programs in which we participate. If we are unable to qualify for these rebates, are unable to renew rebate programs on desirable terms or are unable to obtain the expected rebate benefits of our acquisitions, or a supplier materially reduces or stops offering rebates, our costs could increase and our gross margins and income could be adversely affected.

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

Our profitability is also impacted by the mix of products that we install and sell. Recent trends indicate more of our homebuilder customers are moving to entry- to mid-level homes with fewer upgrades. There can be no assurance that the current product mix will continue, and any shift to options with lower profit margin could adversely impact our businesses, financial condition, results of operations, and cash flows.

Political and economic uncertainty and unrest in foreign countries where our suppliers are located could adversely affect our operating results.

A significant number of our suppliers are located in foreign countries and therefore, we are subject to risks and uncertainties associated with changing economic and political conditions in these or other foreign countries in which we source, or in the future may source, any of our products, such as (i) increased import duties, tariffs, trade restrictions, and quotas, (ii) work stoppages, (iii) economic uncertainties (including inflation), (iv) adverse foreign government regulations, government control, or sudden changes in laws and regulations, (v) wars, fears of war, and terrorist attacks, (vi) pandemics, including the COVID-19 pandemic, and other global crises, and (vii) organizing activities and political unrest.

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

Our ten largest customers generated approximately 30% of our consolidated net revenue for the year ended December 31, 2020. No one customer generated more than 10% of our consolidated net revenue for the year ended December 31, 2020.  We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels.

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

Our customers require a qualified labor force to build homes and communities, and we require a qualified labor force to install our products in those homes. Access to qualified labor and subcontractors by our customers and us may be affected by circumstances beyond their or our control, including (i) shortages of qualified trades people, such as flooring, tile and cabinet installers, carpenters, roofers, electricians and plumbers, especially in key markets, (ii) changes in immigration laws and trends in labor force migration, and (iii) increases in subcontractor and professional services costs.

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

Our backlog estimates for our RDS segment may not be accurate and may not generate expected levels of future revenue or translate into profits.

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

It is difficult to accurately predict the products and services our customers will demand. The success of our businesses depends in part on our ability to identify and respond promptly to changes in demographics, consumer preferences, expectations, needs and weather conditions, while also managing inventory levels. In general, the products we sell are affected by style trends, customer preferences and changes thereto. Failure to identify timely or effectively respond to changing consumer preferences, expectations, and building product needs could possibly result in obsolete or devalued inventory, and adversely affect our relationship with customers, the demand for our products and services, and our market share.

The success of our businesses depends, in part, on our ability to execute on our growth strategy, which includes opening new branches and pursuing strategic acquisitions.

Our long-term business strategy depends in part on increasing our sales and growing our market share through opening new branches, including through our greenfield initiatives, and strategic acquisitions. A significant portion of our historical growth has occurred through acquisitions, and our business plan provides for continued growth through acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions, including both smaller and larger acquisitions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on acceptable terms. If such transactions are consummated on acceptable terms, we may not be able to successfully integrate the acquired business into our existing business or may not be able to do so in a timely, efficient and cost-effective manner. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. In addition, our recent growth and our acquisition strategy have placed, and will continue to place, significant demands on our management’s time, which may divert their attention from our businesses, and may lead to significant due diligence and other expenses regardless of whether we pursue or consummate any acquisition. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our businesses, financial condition, and results of operations. Additionally, we may not be able to finance acquisitions through acceptable financing terms or at all.

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

Many of our facilities and distribution centers are located on leased premises. Many of our current leases are non-cancellable and typically have initial terms ranging from one to 12 years, and most provide options to renew for specified periods of time. If we close or idle a facility, we would most likely remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. In some circumstances when idling a facility, we may attempt to sublease a facility to assist in partially offsetting these non-cancellable lease costs. The inability to terminate leases when idling a facility or exiting a geographic market can have a significant adverse impact on our financial condition, results of operations, and cash flows.

In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. In addition, we may not be able to secure a replacement facility in a location that is as commercially viable as the lease we are unable to renew and we may incur substantial costs with respect to such a replacement facility. Additionally, the net revenue and profit, if any, generated at a relocated facility may not equal the net revenue and profit generated at the existing one.

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

We have made, and we plan to continue to make, significant investments in our operating software systems and related technology. These initiatives are designed to streamline our operations to allow our employees to continue to provide high quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected purchasing experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations. In the event that we continue to grow, there can be no assurance that we will be able to keep up, expand or adapt our IT infrastructure to meet evolving demand on a timely basis and at a commercially reasonable cost, or at all. In addition, our new and upgraded technology might cost more than anticipated or might not provide the anticipated benefits, or it might take longer than expected to realize the anticipated benefits or the initiatives might fail altogether. Because the success of our growth strategy depends in part on our IT infrastructure, problems with any related initiatives may adversely affect our businesses, operations, and results of operations.

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

We engage subcontractors to perform the installation of the products that we sell to our customers. Accordingly, the timing and quality of our installations depends on the availability and skill of our subcontractors. While we believe that our relationships with subcontractors are good, we generally do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will continue to be available at reasonable rates in our markets. The inability to contract with skilled subcontractors at reasonable rates and on a timely basis could have a material adverse effect on our business, results of operations, and financial condition.

Moreover, despite our quality control efforts, we may discover that our subcontractors have failed to adhere to proper construction practices or improperly installed materials in the homes of our customers. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers and insurers, which could have a material impact on our business, results of operations, and financial condition.

If any of RDS’s subcontractors are characterized as employees, we would be subject to employment and withholding liabilities.

We structure our relationships with our subcontractors in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our subcontractors are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our subcontractors are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these subcontractors are employees could have a material adverse effect on our business, financial condition, and results of operations

Financial and Liquidity Risks

We may use additional leverage in executing our business strategy, which may adversely affect our businesses.

As of December 31, 2020, the principal amount of our total indebtedness was approximately $170.7 million, consisting of (i) $9.9 million under the SIC revolving credit facility, (ii) $152.8 million under the ASG term loan, and (iii) $8.1 million of vehicle and equipment loans and capital leases. Additionally, as of December 31, 2020, there was also $0.6 million of outstanding letters of credit.  We had the ability to access approximately $67.4 million of unused borrowings available under the SIC revolving credit facility as of December 31, 2020, and, as part of our growth strategy, we may incur a significant amount of additional debt in the future. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. If new debt is added to our current debt levels, the related risk that we now face could intensify.

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

Incurring a substantial amount of debt could have important consequences for our businesses, including (i) making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors, (ii) increasing our vulnerability to adverse economic or industry conditions, (iii) limiting our ability to obtain additional financing on acceptable terms, or at all, to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited, (iv) requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements, (v) limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and (vi) placing us at a competitive disadvantage to less leveraged competitors.

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

The expansion and development of our businesses may require significant capital, which we may be unable to obtain, to fund our capital expenditures, operating expenses, working capital needs, and potential strategic acquisitions. In accordance with our growth strategy, we may opportunistically raise additional debt capital to help fund the growth of our businesses, subject to market and other conditions, but such debt capital may not be available to us on a timely basis, or at all, to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenue does not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

To a large extent, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control, including as a result of the COVID-19 pandemic. We cannot assure you that our businesses will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before its maturity or obtain additional equity or debt financing. We cannot assure you that we will be able to do so on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our businesses.

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

Organizational and Structural Risks

Our amended and restated bylaws provide that the state and federal courts located within the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees.

Our amended and restated bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the state and federal courts located within the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the DGCL, (iv) civil action to interpret, apply, enforce or determine the validity of the provisions of our charter or our bylaws, or (v) action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company’s amended and restated bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in the Company’s amended and restated bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Securities Act of 1933, as amended (the “Securities Act”), or the respective rules and regulations promulgated thereunder.

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A Common Stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to as the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements in the registration statement for the emerging growth company’s initial public offering of common equity securities, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”), reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements. We have elected to adopt these reduced disclosure requirements. Although under the JOBS Act we are exempt from such disclosure requirements, we are required, among other things, to maintain internal control over financial reporting and to report any material weaknesses in such internal control. If we are unable to maintain effective internal control over financial reporting or if, in the future, we identify other control deficiencies or material weaknesses in our accounting and financial reporting processes, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected, and we could become subject to litigations or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, or derivative or securities lawsuits from shareholders, which could require additional financial and management resources.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates.

Operation on multiple Enterprise Resource Planning (which we refer to as “ERP”) information systems may negatively impact our operations.

We are highly dependent on our information systems infrastructure to process orders, purchase materials, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain internal controls, produce financial data, and otherwise carry on our businesses in the ordinary course. Our RDS segment is continuing to implement a system that will further enhance its ability to scale rapidly. While we believe we have the experience, skill and management abilities, as well as access to the necessary experts and consultants, to plan and execute these projects without significant disruption to our businesses, ERP implementations and conversions are very complex and inherently subject to risks and uncertainty. There is no assurance that the projects will succeed or that failures in the design, programming, software or implementation of these projects will not cause significant disruption to our businesses. Such a disruption could cause project cost overruns, which may be significant, losses in revenue, increases in operating costs, and reduced customer satisfaction, all of which would lead to a decline in profitability over the short term and possibly the long term. In addition, as the Company continues to pursue inorganic growth opportunities through acquisitions, our ability to integrate newly acquired businesses onto our existing ERP systems is critical to maximizing the value and realizing the synergies of those newly acquired businesses into our existing segments.

General Risks

A trading market for our Class A Common Stock may not be sustained and our Class A Common Stock prices could decline.

Although our Class A Common Stock is currently listed for trading on the Nasdaq Capital Market under the symbol “SIC,” an active trading market for the shares of our Class A Common Stock may not be sustained.  Accordingly, no assurance can be given as to (i) the likelihood that an active trading market for shares of our Class A Common Stock will be sustained, (ii) the liquidity of any such market, (iii) the ability of our stockholders to sell their shares of Class A Common Stock, or (iv) the price that our stockholders may obtain for their Class A Common Stock.

In addition, the securities markets in general and our Class A Common Stock have experienced price and volume volatility over the past year.  The market price and volume of our Class A Common Stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates and a change in sentiment in the market regarding our industry, operations or business prospects.  In addition to the other risk factors discussed in this section, the price and volume volatility of our Class A Common Stock may be affected by (i) actual or anticipated variations in our quarterly operating results, (ii) changes in market valuations of similar companies, (iii) adverse market reaction to the level of our indebtedness, (iv) additions or departures of key personnel, (v) actions by stockholders (vi) speculation in the press or investment community, (vii) negative publicity regarding us specifically or our businesses generally, (viii) general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets, (ix) our operating performance and the performance of other similar companies, (x) changes in accounting principles, (xi) passage of legislation or other regulatory developments that adversely affect us or the building products supply and services industry, or (xii) inaccurate or unfavorable research or reports about the Company published by securities or industry analysts, or the cessation of coverage or regular reports by such analysts.

If an active market is not maintained, or if our Class A Common Stock continues to experience price and volume volatility, the market price of our Class A Common Stock may decline.

Changes in legislation and government policy may have a material adverse effect on our businesses in the future.

Dynamic changes in legislation and government policy may have a material adverse effect on our business.  Specifically, with the new Biden presidential administration, proposed legislation and regulatory changes could have a material impact on us including, but not limited to, modifications to international trade policy and increased regulation. Furthermore, existing tariffs imposed on goods imported from abroad that are used in our businesses may be removed by executive order or expanded upon the action of President Biden.  Similarly, the uncertain geopolitical relationships between the United States and other countries, including India, Turkey, Spain, Vietnam, the European Union, and China could result in additional disruptions impacting the operations of the Company.

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

We depend on key personnel and our inability to continue to attract and retain highly skilled employees could adversely affect our businesses.

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

In addition, in executing our growth plan, we must attract and retain highly qualified personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, such as build tradesmen for finish carpentry and for installation of tile, flooring and cabinets. Many of the companies with which we compete for experienced personnel have greater resources than us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our businesses and future growth prospects could be adversely affected.

Furthermore, the employment agreements we have with many of our senior level executives contain severance obligations which may require us to pay significant amounts of severance compensation to such employees upon the termination of their employment under certain circumstances.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have 53 distinct locations, each of which is leased. Our corporate headquarters are located at 400 Galleria Parkway, Suite 1760, Atlanta, Georgia 30339.

The locations and uses of our top 20 branches, which comprise approximately 84% of our net revenue, are as follows:

Location	Segment	Purpose
Anaheim, CA	RDS	Design Center / Office / Warehouse
Atlanta, GA	RDS	Office / Fabrication / Warehouse
Austin, TX	ASG	Showroom / Distribution / Office / Warehouse
Buda, TX	RDS	Office / Fabrication / Warehouse
Denver, CO	ASG	Showroom / Distribution / Office / Warehouse
Elkridge, MD	RDS	Design Center / Office / Warehouse
Escondido, CA	RDS	Design Center / Distribution / Office / Warehouse
Fairfield, CA	RDS	Office / Warehouse
Livermore, CA	RDS	Design Center / Distribution / Office / Warehouse
Los Angeles, CA	ASG	Design Center / Office / Warehouse
Manassas, VA	RDS	Design Center / Office / Warehouse
New Brunswick, NJ	ASG	Showroom / Distribution / Office / Warehouse
Oklahoma City, OK	ASG	Showroom / Distribution / Office / Warehouse
Phoenix, AZ	RDS	Design Center / Office / Warehouse
Portland, OR	ASG	Showroom / Distribution / Office / Warehouse
Sacramento, CA	RDS	Office / Warehouse
Seattle, WA	ASG	Showroom / Distribution / Office / Warehouse
Simi Valley, CA	RDS	Office / Warehouse
Sun Valley, CA	ASG	Showroom / Distribution / Office / Warehouse
Tacoma, WA	ASG	Showroom / Distribution / Office / Warehouse

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is traded on the Nasdaq Capital Market under the ticker symbol “SIC.” The range of high and low sale prices of our common stock as reported by the Nasdaq is set forth in the table below:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year 2020
High	$9.40	$4.70	$7.25	$8.00
Low	$1.25	$1.61	$3.31	$6.05
Fiscal Year 2019
High	$14.73	$14.00	$13.76	$13.10
Low	$7.25	$9.95	$10.57	$8.80

Holders

On March 1, 2021, there were 249 stockholders of record of our Class A Common Stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any earnings for future use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2021 Proxy Statement under the heading “Securities Authorized for Issuance under Equity Compensation,” which is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2020 — October 31, 2020	13,205	$7.06	—	—
November 1, 2020 — November 30, 2020	502	7.66	—	—
December 1, 2020 — December 31, 2020	—	—	—	—
Total	13,707	$7.08	—	—

(1)

Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 44,322 shares of restricted stock awarded under our 2017 Plan.

Performance Graph

The graph below compares the cumulative total returns of our Class A Common Stock with that of the Nasdaq Composite Index, Russell 2000 Index and the S&P Small Cap 600 Index, for the period commencing on August 16, 2018 (the date our Class A Common Stock commenced trading on the Nasdaq Capital Market) and ending on December 31, 2020. All values assume an initial investment of $100 on August 16, 2018 and reinvestment of dividends. Following the commencement period of August 16, 2018, the data on the graph represents month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A Common Stock.

Comparison of Cumulative Total Return
among Select Interior Concepts, Inc., Nasdaq Composite Index, Russell 2000 Index,
and S&P Small Cap 600 Index

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$-
$165.1
$117.2
$104.9
$56.5
Aug-18
Sep-18
Nov-18
Dec-18
Jan-19
Mar-19
Apr-19
May-19
Jul-19
Aug-19
Sep-19
Oct-19
Dec-19
Jan-20
Feb-20
Apr-20
May-20
Jun-20
Aug-20
Sep-20
Oct-20
Dec-20
SIC
NASDAQ Composite
Russell 2000 Index
S&P Small Cap 600 Index

Item 6. Selected Financial Data.

The following table summarizes certain financial data for the periods presented:

	Year Ended December 31,
(in thousands, except share data)	2020	2019	2018	2017
Statements of Operations Data:
Total revenue, net	$554,025	$610,373	$489,757	$352,952
Gross profit	135,209	164,074	133,454	103,889
Gross margin	24.4%	26.9%	27.2%	29.4%
Income from operations	$3,382	$19,258	$12,097	$6,162
Total other expense, net	16,209	10,753	13,583	14,189
Income (loss) before provision (benefit) for income taxes	$(12,827)	$8,505	$(1,486)	$(8,026)
Provision (benefit) for income taxes	(2,974)	1,521	989	3,320
Net income (loss)	$(9,853)	$6,984	$(2,475)	$(11,346)
Balance Sheet Data (end of year):
Cash, cash equivalents and restricted cash	$2,974	$5,002	$6,362	$5,547
Accounts receivable, net	67,881	63,419	63,601	45,284
Inventory	98,982	104,741	108,270	87,629
Total assets	405,008	420,275	416,014	320,246
Accounts payable	47,246	42,734	37,265	38,491
Accrued expenses and other current liabilities	20,353	16,661	27,620	19,840
Line of credit	9,623	21,871	36,706	19,269
Long-term debt, net of current portion and financing fees	134,526	141,299	142,442	86,897
Total liabilities	250,817	259,000	267,320	172,159
Stockholders' equity	154,191	161,275	148,694	148,088
Supplemental Financial Data:
Cash provided by (used in):
Operating activities	$20,604	$30,955	$12,212	$(8,367)
Investing activities	(3,258)	(24,641)	(80,624)	(118,836)
Financing activities	(19,374)	(10,674)	72,227	128,024
Net income (loss) per common share:
Basic	$(0.39)	$0.28	$(0.10)	$(0.22)
Diluted	$(0.39)	$0.27	$(0.10)	$(0.22)
Weighted average number of common shares outstanding:
Basic	25,337,249	25,296,955	25,634,342	25,614,626
Diluted	25,337,249	25,431,677	25,634,342	25,614,626

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

Overview

Select Interior Concepts, Inc. (collectively with all of its subsidiaries, “SIC,” the “Company,” “we,” “us” and “our”) is an installer and nationwide distributor of interior building products with market positions in residential interior design services. Through our Residential Design Services (which we refer to as “RDS”) operating segment, we serve national and regional homebuilders by providing an integrated, outsourced solution for the design, consultation, sourcing, distribution and installation needs of their homebuyer customers. Through our 17 design centers, our designers work closely with homebuyers in the selection of a broad array of interior products and finishes, including flooring, cabinets, countertops, wall tile, and related interior items, primarily for newly constructed homes. We then coordinate the ordering, fulfillment and installation of many of these interior product categories to provide for the homebuyer. With our design centers and our product sourcing and installation capabilities, we enable our homebuilder customers to outsource critical aspects of their business to us, thereby increasing their sales, profitability, and return on capital. We also have leading market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles through our other operating segment, Architectural Surfaces Group (which we refer to as “ASG”). ASG sources natural and engineered stone slabs from a global supply base and markets these materials through a national network of 21 distribution centers and showrooms. In addition to serving the new residential and commercial construction markets with these materials, we also distribute them to the repair and remodel (which we refer to as “R&R”) market.

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

Labor Costs

Installation labor is a significant component of our aggregate labor force of approximately 1,300 employees. There is no guarantee that we will be able to attract the type and quality of skilled labor that we need in sufficient quantities to accomplish our growth plans. Correspondingly, we expect that tight labor markets will continue to lead to upward pressure on wages and could impact our gross profit margin and overall profitability negatively.

We believe, however, that our scale will continue to give us the ability to provide steady work, an attractive benefits package, and a beneficial work environment, particularly as compared to our smaller competitors. Over time, we expect that the combination of these factors will gradually increase our relative advantage over smaller and less sophisticated competitors.

Selling, General and Administrative Costs

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

Non-GAAP Measures

In addition to the results reported in accordance with United States generally accepted accounting principles (which we refer to as “GAAP”), we have provided information in this Report relating to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. We have provided definitions below for these non-GAAP financial measures and have provided tables to reconcile these non-GAAP financial measures to the comparable GAAP financial measures.

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

EBITDA is defined as consolidated net income (loss) before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as consolidated net income (loss) before (i) interest expense, (ii) income tax expense (benefit), (iii) depreciation and amortization expense, (iv) equity-based compensation expense, and (v) other costs that are deemed to be transitional in nature or not related to our core operations, including employee related reorganization costs, purchase accounting fair value adjustments, acquisition and integration related costs, other non-recurring costs, integration and savings initiatives costs, facility closures and divestitures, legal settlements, strategic alternatives costs, and other non-operating costs. Adjusted EBITDA margin is calculated as a percentage of our net revenue. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures used by us as supplemental measures in evaluating our operating performance.

Key Components of Results of Operations

Net Revenue.   Net revenue at our RDS segment is recognized over time based on the terms of the performance obligations with the homebuilder or other contracted customer. In our ASG segment, net revenue is derived from the sale of our products and is recognized at a point in time when such products have been accepted at the customer’s designated location and the performance obligation is completed.

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

Gross Profit and Gross Margin.   Gross profit is net revenue less the associated cost of revenue. Gross margin is gross profit divided by net revenue.

Selling, General and Administrative Expenses.   Selling, general and administrative (“SG&A”) expenses include overhead costs such as general management, project management, purchasing, sales, customer service, accounting, finance, human resources, depreciation and amortization, information technology, public company costs and all other forms of wage and salary cost associated with operating our businesses, and the taxes and benefits associated with those costs. We also include other general-purpose expenses, including, but not limited to, office supplies, office rents, legal, consulting, insurance, and non-cash stock compensation costs. Professional services expenses, including audit and legal, and transaction costs are also included in SG&A expenses.

Depreciation and Amortization.   Depreciation and amortization expenses represent the estimated decline over time of the value of tangible assets such as vehicles, equipment and leasehold improvements, and intangible assets such as customer lists and trade names. We recognize the expenses on a straight-line basis over the estimated economic life of the asset in question, or over the shorter of the estimated economic life or the remaining lease term for leasehold improvements.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Revenue. For the year ended December 31, 2020, net revenue decreased by $56.3 million, or 9.2%, to $554.0 million, from $610.4 million for the year ended December 31, 2019. Net revenue for the years ended December 31, 2020 and 2019 is adjusted for the elimination of intercompany sales of $2.0 million and $3.0 million, respectively.

In our RDS segment, net revenue decreased by $36.1 million, or 9.8%, to $332.5 million for the year ended December 31, 2020, from $368.6 million for the year ended December 31, 2019. The decrease was due in part to volume declines in the Eastern Region, primarily attributable to the COVID-19 pandemic, divestiture and discontinuation of certain ancillary product lines, as well as product mix shifts in certain markets resulting from the increase of entry- to mid-level homebuilding and multi-family work as a percentage of our project activity in our markets.  Stay at home orders, particularly in the second quarter and early part of the third quarter heavily impacted our business with new safety measures and restrictions lowering productivity at RDS job sites.  RDS design center activity was also limited due to lockdowns and customer and employee concerns relating to in-person interaction.  The decline in organic volume was partially offset by increased sales from the acquisition of Intown in March 2019.

In our ASG segment, net revenue decreased by $21.2 million, or 8.7%, to $223.6 million for the year ended December 31, 2020, from $244.8 million for the year ended December 31, 2019. This decrease was due to a decrease in volume of all products sold.  The decrease in overall volume, which peaked in the second quarter, was primarily due to the COVID-19 pandemic.   Stay at home orders heavily impacted our business in Washington.  ASG showrooms were limited to appointment only sales.  Additionally, our fabricator customers were unable to execute in-residence installations due to stay at home orders at many of our locations combined with homeowner concerns about the pandemic.  Sales were also impacted by the closure of two branches.  Volume decreases were partially offset by increases from price/mix, most of which came from sales of quartz products.

Cost of Revenue. For the year ended December 31, 2020, cost of revenue decreased by $27.5 million, or 6.2%, to $418.8 million, from $446.3 million for the year ended December 31, 2019. Cost of revenue for the year ended December 31, 2020 and 2019 is adjusted for the elimination of intercompany sales of $2.0 million and $3.1 million, respectively.

In our RDS segment, cost of revenue decreased by $14.0 million, or 5.2%, to $255.9 million for the year ended December 31, 2020, from $269.8 million for the year ended December 31, 2019. This was primarily associated with the decrease in sales for the year ended December 31, 2020.

In our ASG segment, cost of revenue decreased by $14.6 million, or 8.1%, to $165.0 million for the year ended December 31, 2020, from $179.5 million for the year ended December 31, 2019. This was primarily associated with the decrease in sales for the year ended December 31, 2020.

Gross Profit and Margin. For the year ended December 31, 2020, gross profit decreased by $28.9 million, or 17.6%, to $135.2 million, from $164.1 million for the year ended December 31, 2019. For the year ended December 31, 2020, gross margin decreased by 2.5 percentage points to 24.4%, from 26.9% for the year ended December 31, 2019.

In our RDS segment, gross margin decreased by 3.8 percentage points to 23.0% for the year ended December 31, 2020, from 26.8% for the year ended December 31, 2019. This decrease is primarily due to unabsorbed fixed costs on our lower revenue base during the year and an unfavorable change in product mix.

In our ASG segment, gross margin decreased by 0.5 percentage points to 26.2% for the year ended December 31, 2020, from 26.7% for the year ended December 31, 2019, primarily due to unabsorbed fixed costs on our lower revenue base during the year and a slight decline in product margin.

SG&A Expenses. For the year ended December 31, 2020, SG&A expenses decreased by $13.0 million, or 9.0%, to $131.8 million, from $144.8 million for the year ended December 31, 2019. SG&A expenses as a percentage of net revenue were 23.8% and 23.7% for the years ended December 31, 2020 and 2019, respectively.

In our RDS segment, SG&A expenses decreased by $6.2 million to $75.0 million for the year ended December 31, 2020, from $81.2 million for the year ended December 31, 2019. This decrease was related to furloughs, savings from position eliminations, lower sales commissions and other cost reduction initiatives.

In our ASG segment, SG&A expenses decreased by $6.0 million to $39.4 million for the year ended December 31, 2020, from $45.4 million for the year ended December 31, 2019. This decrease was related to furloughs, savings from position eliminations, lower sales commissions and other cost reduction initiatives.

The remaining $0.9 million of the decrease in SG&A expenses was primarily the result of a decrease in equity-based compensation costs, partially offset by an increase in professional services fees related to improvements in strategic sourcing, organizational design and productivity, insurance programs, and facility footprint optimization initiatives.

Depreciation and Amortization. For the year ended December 31, 2020, depreciation and amortization expenses decreased by $1.3 million, or 5.3%, to $22.9 million, from $24.2 million for the year ended December 31, 2019.

In our RDS segment, depreciation and amortization expenses decreased by $1.3 million, or 10.2%, to $11.6 million for the year ended December 31, 2020, from $12.9 million for the year ended December 31, 2019, which was primarily due to certain RDS customer list intangibles that fully amortized during third quarter 2019, partially offset by additional assets in-service, including the new ERP system at RDS.

In our ASG segment, depreciation and amortization expenses remained consistent at $11.2 million for the years ended December 31, 2020 and 2019.

Interest Expense. For the year ended December 31, 2020, interest expense decreased by $2.7 million, or 15.4%, to $14.6 million, from $17.2 million for the year ended December 31, 2019. This decrease is primarily due to decreased interest rates during the year as well as lower borrowings.

Income Taxes. For the year ended December 31, 2020, we recognized an income tax benefit of $3.0 million, a decrease of $4.5 million from income tax expense of $1.5 million for the year ended December 31, 2019.  The decrease in income taxes is due primarily to the decrease in pre-tax income in 2020 compared to 2019.

Net (Loss) Income.  For the year ended December 31, 2020, net income decreased by $16.8 million to a $9.9 million loss, from $7.0 million of income for the year ended December 31, 2019.

Adjusted EBITDA.  For the year ended December 31, 2020, Adjusted EBITDA decreased by $19.7 million to $40.2 million from $59.9 million for the year ended December 31, 2019, primarily as a result of the factors discussed above.

	For the Year Ended December 31,
(in thousands)	2020	2019
Consolidated net income (loss)	$(9,853)	$6,984
Income tax expense (benefit)	(2,974)	1,521
Interest expense	14,568	17,220
Depreciation and amortization	22,867	24,157
EBITDA	24,608	49,882
Equity-based compensation	2,796	5,740
Purchase accounting fair value adjustments	-	(6,029)
Acquisition and integration related costs	1,401	2,862
Employee related reorganization costs	2,995	1,762
Other non-recurring costs	-	2,776
Integration and savings initiatives costs	2,974	-
Facility closures and divestitures	2,117	-
Legal settlements	976	-
Strategic alternatives costs	1,541	2,880
Other non-operating costs	790	-
Adjusted EBITDA	$40,198	$59,873

Adjusted EBITDA Margin.  For the year ended December 31, 2020, Adjusted EBITDA margin decreased to 7.3%, from 9.8% for the year ended December 31, 2019, primarily as a result of the factors discussed above.

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

In our RDS segment, net revenue increased by $100.2 million, or 37.3%, to $368.6 million for the year ended December 31, 2019, from $268.4 million for the year ended December 31, 2018. The increase was primarily due to the acquisitions of Summit, TAC, and Intown, which accounted for $104.1 million of the growth in RDS revenue. During the year, revenue from organic sales decreased $3.9 million as we continue to face softening in the Southern California housing market of the Western region, which is our largest market.

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

Gross Profit and Margin. For the year ended December 31, 2019, gross profit increased by $30.6 million, or 22.9%, to $164.1 million, from $133.5 million for the year ended December 31, 2018. For the year ended December 31, 2019, gross margin decreased by 0.3 percentage points to 26.9%, from 27.2% for the year ended December 31, 2018.

In our RDS segment, gross margin decreased by 0.7 percentage points to 26.8% for the year ended December 31, 2019, from 27.5% for the year ended December 31, 2018. This decrease is due to an unfavorable product mix primarily due to entry- to mid-level homebuilding comprising a larger share of project activity in our markets.

In our ASG segment, gross margin remained consistent, increasing by only 0.1 percentage points to 26.7% for the year ended December 31, 2019, from 26.6% for the year ended December 31, 2018, due to the non-recurrence of non-cash inventory expenses that were recorded in the prior year, offset by higher supply chain related costs and lower margin sales in the full year 2019.

SG&A Expenses. For the year ended December 31, 2019, SG&A expenses increased by $23.5 million, or 19.3%, to $144.8 million, from $121.4 million for the year ended December 31, 2018.

In our RDS segment, SG&A expenses increased by $21.6 million to $81.2 million for the year ended December 31, 2019, from $59.6 million for the year ended December 31, 2018. This increase was primarily related to the acquisitions of Summit, TAC, and Intown.

In our ASG segment, SG&A expenses decreased by $2.3 million to $45.4 million for the year ended December 31, 2019, from $47.7 million for the year ended December 31, 2018. This decrease was due to one-time non-recurring expenses related to the Bedrock and Tuscany acquisitions, and expenses related to the opening of new locations incurred during the year ended December 31, 2018.

The remaining $4.2 million of the increase in SG&A expenses was related to an increase in the amount of equity-based compensation awarded in 2019 in the amount of $3.1 million, as well as other overhead costs at the corporate level that were in place for a full year in 2019 compared to only a partial year in 2018.

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

Our capital resources primarily consist of cash from operations and borrowings under our revolving credit facilities, capital equipment leases, and operating leases. As our revenue and profitability have improved, we have used increased borrowing capacity under our revolving credit facilities to fund working capital needs. We have utilized capital leases and secured equipment loans to finance our vehicles and equipment needed for both replacement and expansion purposes.

As of December 31, 2020, we had $3.0 million of cash and cash equivalents and $67.4 million of available borrowing capacity under our revolving credit facilities. Based on our positive historical cash flow, our ability to effectively manage working capital needs, and available borrowing capacity, we believe that we have sufficient funding available to finance our operations.

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

The Company is required to meet certain financial and nonfinancial covenants pursuant to the SIC Credit Facility.  The Company was in compliance with all financial and nonfinancial covenants as of December 31, 2020.

As of December 31, 2020, $9.9 million of indebtedness was outstanding under the SIC Credit Facility. The Company also had $0.6 million of outstanding letters of credit under the SIC Credit Facility at December 31, 2020.

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

The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all financial and nonfinancial covenants as of December 31, 2020.

As of December 31, 2020, approximately $152.8 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles and equipment. As of December 31, 2020, approximately $8.1 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent approximately 73% of our tangible assets as of December 31, 2020, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $113.1 million at December 31, 2020, compared to $113.4 million at December 31, 2019. Working capital levels have remained consistent primarily due to the increase in accounts receivable and unbilled amounts, offset by a decrease in inventory and an increase in accounts payable.

In our RDS segment, for the year ended December 31, 2020, working capital increased by $11.2 million to $45.9 million, compared to $34.7 million for the year ended December 31, 2019. This increase is primarily due to the increase in accounts receivable and contract assets, offset by an increase in accounts payable.

In our ASG segment, for the year ended December 31, 2020, working capital decreased by $13.0 million to $66.7 million, compared to $79.7 million for the year ended December 31, 2019. This decrease was largely due to decreases in inventory and accounts receivable.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $20.6 million and $31.0 million for the years ended December 31, 2020 and 2019, respectively. Net income (loss) was $(9.9) million and $7.0 million for the years ended December 31, 2020 and 2019, respectively.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $28.2 and $23.1 million for the years ended December 31, 2020 and 2019, respectively.  Changes in operating assets and liabilities resulted in net cash provided of $2.2 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively.

Cash Flows Used in Investing Activities

For the year ended December 31, 2020, cash flow used in investing activities was $3.3 million, due to capital expenditures for property and equipment, net of proceeds from disposals. For the year ended December 31, 2019, cash flow used in investing activities was $24.6 million, with $11.5 million resulting from our investments in acquisitions, $1.0 million for the indemnity payment related to the Bedrock acquisition, and $3.0 million for the escrow payment related to the Greencraft acquisition. Capital expenditures for property and equipment, net of proceeds from disposals, totaled $9.1 million.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $19.4 million and $10.7 million for the years ended December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, we made principal payments of $1.1 million on term debt. During the year ended December 31, 2020, aggregate net payments on the SIC Credit Facility were $12.3 million and payments on notes payable and capital leases were $3.2 million. We also received $0.4 million in an ERP financing transaction and purchased $0.9 million of treasury stock.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2020. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations(1)	$152,914	$16,902	$136,012	$—	$—
Capital Lease Obligations(2)	8,789	3,042	3,985	1,262	500
Operating Lease Obligations(3)	47,712	15,444	22,232	6,938	3,098
Purchase Obligations(4)	630,444	86,500	224,023	319,921	—
Total	$839,859	$121,888	$386,252	$328,121	$3,598

(1)

Long-term debt obligations include principal payments on our term loans as well as our notes payable. Long-term debt obligations presented do not include interest due or fees on the unused portion of our revolving letters of credit or financing fees associated with the issuance of debt.  The interest rate assessed at December 31, 2020 on the Term Loan Facility, which comprises all of the balance with the exception of $0.1 million, was 7.5%.

(2)	Capital lease obligations include minimum lease payments on capital leases for vehicles and equipment purchased.
(3)

We lease certain locations, including, but not limited to, corporate offices, warehouses, fabrication shops, and design centers. For additional information, see Note 11—Commitments and Contingencies to our consolidated financial statements included in this Annual Report.

(4)

These amounts take into account a contract with a supplier of engineered stone on an exclusive basis in certain states within the United States. As part of the terms of the exclusive right to distribute the products provided under the contract, we are obligated to take delivery of a certain minimum amount of product from this supplier. If we fall short of these minimum purchase requirements in any given calendar year, we have agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to us if such commitments are not met; however, in such a case, the supplier has reserved the right, under the contract, to withdraw the exclusive distribution rights granted to us. The amount of the payment is estimated by multiplying the minimum quantity required under the contract by the average price paid in 2020.  See Note 11—Commitments and Contingencies to our condensed consolidated financial statements included in this Report for a further discussion of these minimum purchase requirements.

In addition to the contractual obligations set forth above, as of December 31, 2020, we had an aggregate of approximately $9.9 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of December 31, 2020, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. We continually assess the collectability of outstanding customer invoices; and if deemed necessary, maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, personal guarantees, credit insurance, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a customer’s ability to pay. We have the ability to place liens against a significant amount of RDS customers in order to secure receivables.  Actual customer collections could differ from our estimates. At December 31, 2020 and 2019, the allowance for doubtful accounts was $0.5 million and $0.8 million, respectively.

Inventories

Inventories consist of stone slabs, tile and sinks, and include the costs to acquire the inventories and transport the respective inventories to its location. Inventory also includes flooring, cabinets, doors and trim, glass, and countertops, which have not yet been installed, as well as labor and related costs for installations in process. Inventory is valued at the lower of cost (using the specific identification and first-in, first-out methods) or net realizable value.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We account for goodwill in accordance with FASB ASC topic 350, Intangibles-Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets having indefinite useful lives. ASC topic 350 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires us to test goodwill for impairment at least annually. We test for impairment of goodwill annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We identified RDS and ASG as reporting units and determined each reporting unit’s fair value substantially exceeded such reporting unit’s carrying value. There were no impairment charges related to goodwill for the years ended December 31, 2020 and 2019.

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

Our policy is to recognize interest and/or penalties related to all tax positions as income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We have recognized less than ($0.1) million in combined interest and penalties related to uncertain tax positions for the year ended December 31, 2020. We recognized $0.4 million in combined interest and penalties related to uncertain tax positions for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 1 – Organization and Business Description to our audited consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements issued.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements is calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future.  In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness.  At December 31, 2020, we had outstanding variable rate borrowings of approximately $162.6 million. Assuming the current level of borrowing under the variable rate debt facilities, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.6 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the years ended December 31, 2020, 2019, and 2018.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Foreign Currency Exchange Rate Risk

We purchase materials from both domestic and foreign suppliers.  While predominantly all of the suppliers receive payments in U.S. dollars and, as such, we are not currently exposed to foreign currency exchange rate risk, there can be no assurance that the payments to suppliers in the future will not be affected by exchange fluctuations between the U.S. dollar and the local currencies of these foreign suppliers.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (which we refer to as, together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2020

Changes in Internal Control over Financial Reporting

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

Management’s Report on Internal Controls Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Our management, including our Certifying Officers, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment, our Certifying Officers concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by rules of the SEC for emerging growth companies as defined in the JOBS Act.

Item 9B. Other Information

On March 10, 2021, AG&M and Pental entered into that certain Tenth Amendment to Financing Agreement (the “Tenth Amendment”) with the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders, which further amends the Term Loan Facility.  The Tenth Amendment, among other things, increases the Leverage Ratio (as defined in the Term Loan Facility) required to be satisfied for each fiscal quarter ending on or after March 31, 2021 from 3.75:1.00 to 4.00:1.00.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this Item will be set forth in our definitive proxy statement (which we refer to as our “2021 Proxy Statement”) to be filed in connection with our 2021 Annual Meeting of Stockholders (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2020).  The information required by this Item to be contained in our 2021 Proxy Statement under the headings “Election of Directors,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in our 2021 Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our 2021 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our 2021 Proxy Statement under the heading “Related Transactions and Director Independence” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in our 2021 Proxy Statement under the heading “Fees Paid to Our Independent Registered Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)        The following documents are filed as part of this Annual Report on Form 10-K: Exhibits.

1.          Financial Statements. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

2.          Financial Statements Schedules.  See “Schedule I – SIC’s Condensed Parent Company Only Financial Statements” beginning on page F-43.

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

10.3 †

Employment Agreement, dated as of July 27, 2020, by and between the Company and Patrick Dussinger (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2020, filed with the SEC on November 5, 2020).

10.4 †

Employment Agreement, dated as of August 17, 2018, by and between the Company and Nadeem Moiz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2018).

10.5 †

Employment Agreement, dated as of June 8, 2020, by and between the Company and L.W. Varner, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2020, filed with the SEC on August 6, 2020).

10.6 †

Employment Agreement, dated as of October 22, 2018, by and between the Company and Shawn Baldwin (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2020).

10.7 †

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 to the initial filing of the Company’s Registration Statement on Form S-1 (File No. 333-226101), filed with the SEC on July 9, 2018).

10.8 †

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

10.10 †

Form of Time-Based Restricted Stock Unit Agreement for use with the 2017 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2020, filed with the SEC on November 5, 2020).

10.11 †

Form of Performance-Based Restricted Stock Unit Agreement for use with the 2017 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2020, filed with the SEC on November 5, 2020).

10.12 †

Board Designee Agreement dated November 21, 2019 by and between Select Interior Concepts, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019).

10.13 †*	Second Amendment to Employment Agreement, dated as of June 30, 2020, by and between the Company and Nadeem Moiz.

10.14 †*	Second Amendment to Employment Agreement, dated as of June 30, 2020, by and between the Company and Shawn Baldwin.

10.15 †*	Separation Agreement, dated as of June 8, 2020, by and between the Company and Tyrone Johnson.

10.16 †*	Separation Agreement, dated as of June 8, 2020, by and between the Company and Kendall Hoyd.

10.17

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

10.19

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

10.20

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

10.21

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

10.22

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

10.24

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

10.25

Second Amendment to Amended and Restated Loan, Security, and Guaranty Agreement, dated as of July 23, 2019, by Select Interior Concepts, Inc., and subsidiaries, as borrowers, and Bank of America, N.A. as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 8, 2019).

10.26

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

10.27

Third Amendment to Amended and Restated Loan, Security and Guaranty Agreement, dated as of August 19, 2019, by and among Select Interior Concepts, Inc. and each of its subsidiaries, as obligors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 21, 2019).

10.28

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

10.29

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

10.30*

Tenth Amendment to Financing Agreement, dated as of March 10, 2021, by and among Architectural Granite & Marble, LLC and Pental Granite and Marble, LLC, as borrowers, the financial institutions party thereto, as lenders, and Cerberus Business Finance, LLC, as agent for the lenders.

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

Select Interior Concepts, Inc.

Date: March 16, 2021	By:	/s/ L.W. Varner, Jr.
L.W. Varner, Jr.
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L.W. Varner, Jr.	Chief Executive Officer and Director	March 16, 2021
L.W. Varner, Jr.	(Principal Executive Officer)

/s/ Nadeem Moiz	Chief Operating Officer and Chief Financial Officer	March 16, 2021
Nadeem Moiz	(Principal Financial Officer)

/s/ Lance D. Brown	Vice President, Chief Accounting Officer	March 16, 2021
Lance D. Brown	(Principal Accounting Officer)

/s/ Brett G. Wyard	Chairman of the Board of Directors	March 16, 2021
Brett G. Wyard

/s/ Donald F. McAleenan	Director	March 16, 2021
Donald F. McAleenan

/s/ Robert Scott Vansant	Director	March 16, 2021
Robert Scott Vansant

/s/ S. Tracy Coster	Director	March 16, 2021
S. Tracy Coster

/s/ Bryant Riley	Director	March 16, 2021
Bryant Riley

Index to Consolidated Financial Statements

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Interior Concepts, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Interior Concepts, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Los Angeles, California

March 16, 2021

Select Interior Concepts Consolidated Financial Statements

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2020 and 2019

	As of December 31,
(in thousands, except share data)	2020	2019
Assets
Current assets
Cash	$2,974	$5,002
Accounts receivable, net of allowance for doubtful accounts of $489 and $849 at December 31, 2020 and 2019, respectively	67,881	63,419
Inventories	98,982	104,741
Prepaid expenses and other current assets	17,372	11,083
Income taxes receivable	4,617	2,184
Total current assets	191,826	186,429
Property and equipment, net of accumulated depreciation of $30,387 and $21,020 at December 31, 2020 and 2019, respectively	21,056	26,494
Deferred tax assets, net	8,877	10,550
Goodwill	99,789	99,789
Customer relationships, net of accumulated amortization of $57,540 and $48,251 at December 31, 2020 and 2019, respectively	62,700	71,989
Intangible assets, net of accumulated amortization of $10,916 and $7,471 at December 31, 2020 and 2019, respectively	15,314	18,759
Other assets	5,446	6,265
Total assets	$405,008	$420,275
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$47,246	$42,734
Accrued expenses and other current liabilities	20,353	16,661
Customer deposits	8,144	8,627
Current portion of long-term debt, net of financing fees of $1,279 and $511 at December 31, 2020 and 2019, respectively	15,623	11,749
Current portion of capital lease obligations	2,700	2,395
Total current liabilities	94,066	82,166
Line of credit	9,623	21,871
Long-term debt, net of current portion and financing fees of $1,486 and $1,107 at December 31, 2020 and 2019, respectively	134,526	141,299
Long-term capital lease obligations	5,235	6,907
Other long-term liabilities	7,367	6,757
Total liabilities	250,817	259,000
Commitments and contingencies (see Note 11)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,609,758 shares issued and 25,449,025 outstanding at December 31, 2020 and 25,139,542 shares issued and 25,106,402 outstanding at December 31, 2019	256	251
Treasury stock, 160,733 shares at December 31, 2020 and 33,140 shares at December 31, 2019, at cost	(1,279)	(391)
Additional paid-in capital	165,048	161,396
Retained earnings (accumulated deficit)	(9,834)	19
Total stockholders’ equity	154,191	161,275
Total liabilities and stockholders' equity	$405,008	$420,275

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
(in thousands, except share data)	2020	2019	2018
Revenue, net	$554,025	$610,373	$489,757
Cost of revenue	418,816	446,299	356,303
Gross profit	135,209	164,074	133,454
Selling, general and administrative expenses	131,827	144,816	121,357
Income from operations	3,382	19,258	12,097
Other expense:
Interest expense	14,568	17,220	11,426
Loss on extinguishments of debt	—	—	42
Other expense (income), net	1,641	(6,467)	2,115
Total other expense, net	16,209	10,753	13,583
Income (loss) before provision (benefit) for income taxes	(12,827)	8,505	(1,486)
Provision (benefit) for income taxes	(2,974)	1,521	989
Net income (loss)	$(9,853)	$6,984	$(2,475)

Income (loss) per basic and diluted share of common stock
Basic common stock	$(0.39)	$0.28	$(0.10)
Diluted common stock	$(0.39)	$0.27	$(0.10)
Weighted average shares outstanding
Basic common stock	25,337,249	25,296,955	25,634,342
Diluted common stock	25,337,249	25,431,677	25,634,342

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2020, 2019 and 2018

	Class A Stockholders		Class B Stockholders
(in thousands, except share data)	Class A Common Stock Shares	Class A Common Stock	Class B Common Stock Shares	Class B Common Stock	Treasury Stock, at Cost	Total Additional Paid-in Capital	Total Retained Earnings (Accumulated Deficit)	Total
Balance as of December 31, 2017	21,750,000	$217	3,864,626	$39	$—	$153,520	$(5,689)	$148,087
Equity-based compensation	27,646	—	—	—	—	2,528	—	2,528
Issuances of Class A and Class B Stock	752	1	39,645		—	553	—	554
Special stock dividend and Class B cancellation	226,511	2	(226,511)	(2)	—	—	—	—
Conversion of Class B Stock to Class A Stock	3,677,760	37	(3,677,760)	(37)	—	—	—	—
Net loss	—	—	—	—	—	—	(2,475)	(2,475)
Balance as of December 31, 2018	25,682,669	257	—	—	—	156,601	(8,164)	148,694
Cumulative effect adjustment (Note 3)	—	—	—	—	—	—	1,199	1,199
Equity-based compensation	—	—	—	—	—	4,797	—	4,797
Issuance of Class A common stock due to restricted stock vesting	256,873	2	—	—	—	(2)	—	—
Repurchase of Class A common stock	—	—	—	—	(391)	—	—	(391)
Retirement of Class A common stock	(800,000)	(8)	—	—	—	—	—	(8)
Net income	—	—	—	—	—	—	6,984	6,984
Balance as of December 31, 2019	25,139,542	251	—	—	(391)	161,396	19	161,275
Equity-based compensation	—	—	—	—	—	2,789	—	2,789
Issuance of Class A common stock awards	117,345	1	—	—	—	863	—	864
Issuance of Class A common stock due to restricted stock vesting	352,871	4	—	—	—	—	—	4
Repurchase of Class A common stock	—	—	—	—	(888)	—	—	(888)
Net loss	—	—	—	—	—	—	(9,853)	(9,853)
Balance as of December 31, 2020	25,609,758	$256	—	$—	$(1,279)	$165,048	$(9,834)	$154,191

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows provided by operating activities
Net income (loss)	$(9,853)	$6,984	$(2,475)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,867	24,157	20,487
Change in fair value of earn-out liabilities	—	(6,029)	2,109
Equity-based compensation	2,789	5,740	2,528
Deferred provision for (benefit from) income taxes	1,673	(1,494)	(4,186)
Amortized interest on deferred debt issuance costs	1,182	610	663
Loss on extinguishment of debt	—	—	42
Provision for doubtful accounts	(322)	349	283
Loss (gain) on disposal of property and equipment, net	104	(223)	(139)
Other	(70)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,140)	1,225	(4,370)
Inventories	5,704	979	1,209
Prepaid expenses and other current assets	(7,025)	(3,012)	151
Other assets	(305)	(12)	(174)
Accounts payable	4,625	5,194	(11,891)
Accrued expenses and other current liabilities	4,559	(2,212)	3,847
Income taxes receivable	(2,433)	(1,905)	1,240
Customer deposits	(484)	(1,281)	2,888
Other long-term liabilities	1,733	1,885	—
Net cash provided by operating activities	20,604	30,955	12,212
Cash flows used in investing activities
Purchase of property and equipment	(3,436)	(9,169)	(8,507)
Proceeds from disposal of property and equipment	178	65	6
Acquisition of T.A.C. Ceramic Tile Co., net of cash acquired	—	—	(40,189)
Acquisition of Summit Stoneworks, LLC	—	—	(16,000)
Acquisition of The Tuscany Collection, LLC	—	—	(4,152)
Acquisition of NSI, LLC	—	—	(290)
Acquisition of Elegant Home Design, LLC (Indemnity payment in 2019)	—	(1,000)	(11,492)
Escrow release payment related to acquisition of Greencraft Holdings, LLC	—	(3,000)	—
Acquisition of Intown Design, Inc.	—	(11,537)	—
Net cash used in investing activities	(3,258)	(24,641)	(80,624)
Cash flows provided by (used in) financing activities
Payment of Greencraft Holdings, LLC earn-out liability	—	(5,794)	—
Proceeds from ERP financing	376	2,725	—
Proceeds from issuance of equity	—	—	553
Proceeds from (payments on) line of credit, net	(12,347)	(14,934)	17,886
Proceeds from term loan	—	11,500	57,250
Term loan deferred issuance costs	(2,230)	—	(958)
Purchase of treasury stock	(888)	(399)	—
Payments on notes payable and capital leases	(3,235)	(1,921)	(1,454)
Principal payments on long-term debt	(1,050)	(1,851)	(1,050)
Net cash provided by (used in) financing activities	(19,374)	(10,674)	72,227
Net increase (decrease) in cash and restricted cash	(2,028)	(4,360)	3,815
Cash and restricted cash, beginning of period	5,002	9,362	$5,547
Cash and restricted cash, end of period	$2,974	$5,002	$9,362
Supplemental disclosures of cash flow information
Cash paid for interest	$13,313	$16,411	$10,445
Cash paid (received) for income taxes, net of refunds	$(1,090)	$4,899	$3,845
Supplemental disclosures of non-cash investing and financing activities
Measurement period adjustment related to acquisition of Greencraft Holdings, LLC	$—	$—	$317
Measurement period adjustment related to acquisition of T.A.C. Ceramic Tile Co.	$—	$498	$—
Earn-out purchase price adjustment for Summit Stoneworks, LLC	$—	$—	$1,851
Earn-out purchase price adjustment for T.A.C. Ceramic Tile Co.	$—	$—	$2,265
Earn-out purchase price adjustment for Intown Design, Inc.	$—	$2,010	$—
Acquisition of Elegant Home Design, LLC, indemnity holdback	$—	$—	$1,000
Acquisition of equipment and vehicles with long-term debt and capital leases	$1,169	$8,251	$1,804

See accompanying notes to consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Business Description

Organization and Nature of Operations

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (“SIC” or the “Company”).

SIC is a Delaware corporation that was restructured in November 2017 to be a holding company to consolidate diversified building products and services companies. Through its two primary operating subsidiaries and segments, Residential Design Services, LLC (f/k/a TCFI LARK LLC) (“RDS”) and Architectural Surfaces Group, LLC (f/k/a TCFI G&M LLC) (“ASG”), the Company imports and distributes natural and engineered stone slabs for kitchen and bathroom countertops, operates design centers that merchandise interior products, and provides installation services. RDS interior product offerings include flooring, cabinets, countertops, and wall tile. RDS operates throughout the United States, including in California, Nevada, Arizona, Texas, Virginia, Maryland, North Carolina, and Georgia. ASG has operations in the Northeast, Southeast, Southwest, Midwest, Mountain West, and West Coast regions of the United States.

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Earnings (Loss) per Common Share

For the years ended December 31, 2020, 2019 and 2018, basic earnings per share for common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  For the years ended December 31, 2020, 2019 and 2018, common stock consists of only Class A Common Stock, since in August 2018, each then remaining share of Class B Common Stock was automatically converted into one share of Class A Common Stock, resulting in no shares of Class B Common Stock left outstanding.  Diluted earnings per share for common stock is computed by dividing net income (loss) plus the dilutive effect of restricted stock-based awards using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2020, 2019 and 2018:

(in thousands, except share and per share data)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income (loss)	$(9,853)	$6,984	$(2,475)
Weighted average shares of common stock outstanding:
Basic common stock	25,337,249	25,296,955	25,634,342
Diluted common stock	25,337,249	25,431,677	25,634,342
Earnings (loss) per share of common stock:
Basic common stock	$(0.39)	$0.28	$(0.10)
Diluted common stock	$(0.39)	$0.27	$(0.10)

All restricted stock awards outstanding totaling 2,797,419 at December 31, 2020, and 825,976 at December 31, 2018, were excluded from the computation of diluted earnings per share in 2020 and 2018 because the Company reported a net loss and the effect of inclusion would have been antidilutive.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported net revenue and expenses. Actual results may vary materially from the estimates that were used. The Company’s significant accounting estimates include the determination of allowances for doubtful accounts, valuation of inventory, the lives and methods for recording depreciation and amortization on property and equipment, the fair value of reporting units and indefinite life intangible assets, deferred income taxes, revenue recognition, warranties, returns and the purchase price allocations used in the Company’s acquisitions.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Restricted Cash

No amount of restricted cash is held as of December 31, 2020 or 2019.

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

The earn-out liability associated with the acquisition of Intown Design, Inc., Intown Granite of Charlotte, Inc., and Granitec, LLC, (collectively, “Intown”) in March 2019 had a recorded fair value of zero at December 31, 2019 and is no longer a Level 3 fair value estimate as of December 31, 2020, as the underlying inputs are known and the earn-out target criteria were not met as of December 31, 2020. An adjustment decreasing the fair value of the earn-out liability by $2.0 million was recorded within other (income) expense for the year ended December 31, 2019.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2020 and December 31, 2019, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during 2020 or 2019, other than the Intown earn-out liability out of Level 3 during 2020 and the Summit and TAC earn-out liabilities out of Level 3 during 2019 due to the availability of observable and known inputs to calculate the fair value of the liabilities as of December 31, 2020 and 2019, respectively.

Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company continually assesses the collectability of outstanding customer invoices; and if deemed necessary, maintains an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, personal guarantees, credit insurance, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a customer’s ability to pay. The Company also has the ability to place liens against a significant amount of RDS customers in order to secure receivables.  Actual customer collections could differ from the Company’s estimates. At December 31, 2020 and 2019, the Company’s allowance for doubtful accounts was $0.5 million and $0.8 million, respectively.

Inventories

Inventories consist of stone slabs, tile and sinks, and include the costs to acquire the inventories and transport the respective inventories to its location. Inventory also includes flooring, cabinets, doors and trim, glass, and countertops, which have not yet been installed, as well as labor and related costs for installations in process. Inventory is valued at the lower of cost (using the specific identification and first-in, first-out methods) or net realizable value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The Company capitalizes internal-use software as property and equipment under ASC 350-40, Internal-Use Software.  Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Range of estimated useful lives
Machinery and equipment	5 - 7 years
Vehicles	3 - 7 years
Furniture and fixtures	3 - 7 years
Computer equipment	3 - 5 years
Leasehold improvements	Shorter of 15 years or the remaining lease term

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the years ended December 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company accounts for goodwill in accordance with FASB ASC topic 350, Intangibles-Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets having indefinite useful lives. ASC topic 350 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires the Company to test goodwill for impairment at least annually. The Company tests for impairment of goodwill annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. Impairment indicators existed as of March 31, 2020 surrounding the decrease in the Company’s stock price, significant adverse changes in the business climate and other macroeconomic conditions resulting from the COVID-19 pandemic. The Company performed a goodwill impairment test as of March 31, 2020. The Company identified RDS and ASG as reporting units and determined each reporting unit’s fair value significantly exceeded such reporting unit’s carrying value. As part of its annual impairment testing, the Company identified RDS and ASG as reporting units and determined each reporting unit’s fair value exceeded each reporting unit’s carrying value. There were no impairment charges related to goodwill for the years ended December 31, 2020 and 2019. (See Note 8).

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

Sales Tax

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenue or expenses.

Warranty Obligations

The Company offers supplier-specific product warranties to its customers. In estimating future warranty obligations, the Company considers various relevant factors, including its warranty policies and practices and those of its suppliers, the historical frequency of claims, the cost to replace products under warranty, and the amounts expected to be reimbursed by suppliers. On certain products, customer warranty claims are covered directly by the manufacturer of the product. Management estimates its warranty obligation at December 31, 2020 and 2019, to be minimal, and therefore, the Company has not recorded a significant provision for accrued warranty costs.

Operating Leases

The Company accounts for rent expense for its operating leases on a straight-line basis in accordance with authoritative guidance on accounting for leases. The Company leases its corporate, administrative, retail and manufacturing facilities over terms expiring between 2021 and 2029. The Company also leases certain office and warehouse equipment over terms expiring between 2021 and 2025. The term of the lease is considered its initial obligation period, which does not include option periods. The leases may have renewal clauses exercisable at the option of the Company and contain rent holidays and/or rent escalation clauses. The Company includes scheduled rent holidays and rent escalation clauses for the purposes of recognizing straight-line rent over the lease term.

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

Shipping and Handling Charges

Fees charged to customers for shipping and handling of product are included in revenue. The costs for shipping and handling of product are recorded as a component of cost of revenue.  Additionally, we consider shipping and handling costs charged to a customer as a fulfillment cost rather than a promised service and expense as incurred.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2020, 2019, and 2018 totaled $0.6 million, $1.2 million and $2.5 million, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to all tax positions as income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company has recognized less than ($0.1) million in combined interest and penalties related to uncertain tax positions for the year ended December 31, 2020. The Company recognized $0.4 million in combined interest and penalties related to uncertain tax positions for the year ended December 31, 2019.

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

Contract assets

The Company’s contract assets consist of unbilled amounts typically resulting from sales under contracts when the revenue recognized exceeds the amount billed to the customer, generally in the RDS operating segment revenue derived from homebuilders and commercial and multifamily projects. Contract assets are recorded in other current assets in the Company’s Consolidated Balance Sheets.  The Company had contract assets of $12.8 million and $5.7 million as of December 31, 2020 and 2019, respectively.  The Company’s contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date.

Contract liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation or has billings in excess of revenue recognized. Contract liabilities related to revenue are recorded in customer deposits in the Company’s Consolidated Balance Sheets. The Company had total contract liabilities of $8.1 million and $8.6 million as of December 31, 2020 and 2019, respectively.  Contract liabilities are normally recognized to net sales within three to six months subsequent to each balance sheet date.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Revenue (Continued)

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period, and relate primarily to multi-family or commercial revenue.  For the years ended December 31, 2020 and 2019, multi-family and commercial projects accounted for approximately 4.5% and 2.8% of the Company’s combined net revenue, respectively.  As of December 31, 2020 and 2019, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $3.2 million and $4.5 million, respectively. The Company expects to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 12 months.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue from contracts with customers is disaggregated differently for each reporting segment as this is how management evaluates the nature, amount, timing and uncertainty of revenue and cash flows as affected by economic factors.  RDS operating segment net revenue is disaggregated by geographic area within the United States.  ASG operating segment net revenue is disaggregated by product category.

The following table presents net revenue for the RDS operating segment disaggregated by geographical area for the years ended December 31, 2020 and 2019:

RDS
(in thousands)	2020	%	2019	%
East	$77,889	24%	$93,274	25%
Central	20,500	6%	17,100	5%
West	234,100	70%	258,200	70%
	$332,489	100%	$368,574	100%

The East consists of Virginia, Maryland, North Carolina and Georgia; the Central consists of Texas, and the West consists of California, Nevada and Arizona.

The following table presents net revenue for the ASG operating segment disaggregated by product category for the years ended December 31, 2020 and 2019:

ASG
(in thousands)	2020	%	2019	%
Quartz	$134,797	60%	$138,500	57%
Stone	67,225	30%	75,511	31%
Tile	13,936	6%	20,211	8%
Other	7,609	4%	10,567	4%
	$223,567	100%	$244,789	100%

4. Concentrations, Risks and Uncertainties

The Company maintains cash balances primarily at one commercial bank. The accounts are insured by the Federal Deposit Insurance Corporation up to $0.25 million. The amounts held at this financial institution generally exceed the federally insured limit. Management believes that this financial institution is financially sound and the risk of loss is minimal.

Credit is extended for some customers and is based on financial condition, and generally, collateral is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

For the year ended December 31, 2018, the Company recognized revenue from one customer which accounted for 11.4% of total net revenue. For the years ended December 31, 2020 and 2019, there were no customers which accounted for 10.0% or more of the Company’s total net revenue, receptively. There were no customers which accounted for 10.0% or more of total accounts receivable as of December 31, 2020 and 2019.

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

An adjustment of approximately $0.8 million was recorded in the fourth quarter of 2019 to reduce the fair value of inventory and to increase the value of goodwill.  From the date of acquisition to December 31, 2019, Intown generated net revenue of $17.8 million and net income of $2.2 million, which are included in the Company’s Condensed consolidated statements of operations. For the year ended December 31, 2020, Intown generated net revenue of $20.2 million and net income of $0.2 million.

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

	Year Ended December 31,
	2019	2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue, net	$613,225	$510,465
Net income (loss)	$6,787	$(1,736)

Our pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the years ended December 31, 2019 and 2018.
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

From the date of the Bedrock acquisition to December 31, 2018, Bedrock generated net revenue of $27.7 million and net income of $1.9 million, which are included in the Company’s consolidated statements of operations.

Pro Forma Results

The following unaudited pro forma information for the year ended December 31, 2018 has been prepared to give effect to the acquisition of Bedrock as if the acquisition had occurred on January 1, 2018. The pro forma information takes into account the purchase price allocation. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Bedrock acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Year Ended December 31,
2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue, net	$491,984
Net (loss)	$(2,445)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the years ended December 31, 2018.
•

Selling, general and administrative expenses were based on actual results adjusted by $0.02 million for the year ended December 31, 2018, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted by $0.05 million for the year ended December 31, 2018, for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate effective rate during the period on the pro forma income before taxes.

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

From the date of the NSI acquisition to December 31, 2018, net revenue and net income generated by NSI was not significant. Pro forma net revenue and net income for the year ended December 31, 2018, was not significant. There were no significant direct acquisition costs associated with the NSI acquisition.

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

Total goodwill deductible for tax purposes is $1.1 million.  From the date of the Tuscany acquisition to December 31, 2018, net revenue and net income generated by Tuscany was not significant. Pro forma net revenue and net income for the period ended December 31, 2018, was not significant.

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

Total goodwill deductible for tax purposes is $6.4 million.  From the date of the Summit acquisition to December 31, 2018, Summit generated net revenue of $5.8 million and net income of $0.4 million, which are included in the Company’s consolidated statements of operations.

Pro Forma Results

The following unaudited pro forma information for the year ended December 31, 2018 has been prepared to give effect to the acquisition of Summit as if the acquisition had occurred on January 1, 2018. The pro forma information takes into account the purchase price allocation. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the Summit acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Year Ended December 31,
2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue, net	$500,785
Net (loss)	$(3,954)

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (Continued)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the year ended December 31, 2018.
•

Selling, general and administrative expenses were based on actual results adjusted by $0.8 million for the year ended December 31, 2018, for the impact of the amortization expense of the intangible assets acquired with the acquisition.

•	Actual interest expense was adjusted by $0.6 million for the year ended December 31, 2018, for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate effective rate during the period on the pro forma income before taxes.

TAC Acquisition

On December 31, 2018, RDS purchased 100% of the issued and outstanding equity interests of T.A.C. Ceramic Tile Co. (“TAC”), which is located in Manassas, Virginia, and specializes in design center selections and installation of all types of interior flooring surfaces, including tile, hardwood and carpet, for cash consideration of $41.2 million.

The agreement also provided for potential earn-out consideration to the former shareholders of TAC for the achievement of certain 2019 financial milestones. The contingent earn-out consideration had an estimated fair value of $2.3 million at the date of acquisition which was reduced to zero as of December 31, 2019. During the year ended December 31, 2019, no payments were made on the earn-out as the financial milestones were not met.  This adjustment of $2.3 million was recorded within other (income) expense for the year ended December 31, 2019.  The TAC acquisition was financed from the Company’s term loan described in Note 10. The TAC acquisition was accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded based on their respective fair values as of the acquisition date.

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

A purchase price adjustment of approximately $0.5 million was recorded in the fourth quarter of 2019 to reduce the fair value of inventory and fixed assets and to increase the value of goodwill.  Included in other long-term liabilities at the date of acquisition is an estimated uncertain tax position of $4.4 million, as well as $0.5 million of combined interest and penalties, which is offset by a corresponding indemnification receivable recorded in other assets, as all tax liabilities pre-acquisition are indemnified by the former owners. As TAC was acquired on December 31, 2018, no net revenue or net income generated by TAC was included in the Company’s 2018 consolidated statements of operations.

Pro Forma Results

The following unaudited pro forma information for the year ended December 31, 2018 has been prepared to give effect to the acquisition of TAC as if the acquisition had occurred on January 1, 2018. The pro forma information takes into account the preliminary purchase price allocation. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the TAC acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

Year Ended December 31,
2018
(in thousands)	(unaudited)
Pro Forma:
Total revenue, net	$562,219
Net (loss)	$(2,793)

Pro forma assumptions are as follows:

•	Revenues and costs of sales were based on actual results for the year ended December 31, 2018
•

Selling, general and administrative expenses were based on actual results adjusted by $1.8 million for the year ended December 31, 2018, for the impact of the amortization expense of the intangible assets acquired with the acquisition. Selling, general and administrative expenses were also adjusted by $4.4 million for the year ended December 31, 2018, for the impact of significant nonrecurring charges.

•	Actual interest expense was adjusted by $0.6 million for the year ended December 31, 2018, for the imputed interest on the acquired debt issued to fund the acquisition.
•	Income taxes were adjusted to impute the Company’s corporate effective rate during the period on the pro forma income before taxes.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Inventories

Inventories are valued at the lower of cost (using specific identification and first-in first-out methods) or net realizable value. The significant components of inventory consisted of the following at:

(in thousands)	December 31, 2020	December 31, 2019
Raw materials	$97,988	$102,438
Installations in process	994	2,303
	$98,982	$104,741

7. Property and equipment, net

Property and equipment consisted of the following at:

(in thousands)	December 31, 2020	December 31, 2019
Vehicles	$10,948	$10,759
Machinery and equipment	9,588	9,672
Leasehold improvements	9,040	8,962
Furniture and fixtures	8,031	6,906
Computer equipment and internal-use software	11,879	10,167
Other	1,957	1,048
	$51,443	$47,514
Less: accumulated depreciation and amortization	(30,387)	(21,020)
Property and equipment, net	$21,056	$26,494

Depreciation and amortization expense of property and equipment totaled $10.1 million, $8.4 million and $6.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. For the year ended December 31, 2020, $4.2 million and $5.9 million of depreciation and amortization expense was included in cost of goods sold and general and administrative expense, respectively.  For the year ended December 31, 2019, $3.7 million and $4.7 million of depreciation and amortization expense was included in cost of goods sold and general and administrative expense, respectively. For the year ended December 31, 2018, $3.7 million and $2.9 million of depreciation and amortization expense was included in cost of goods sold and general and administrative expense, respectively.

8. Goodwill and Intangible Assets

Goodwill

The change in carrying amount of goodwill by reporting unit was as follows:

(in thousands)	ASG	RDS	Total Goodwill
December 31, 2018	$45,564	$49,029	$94,593
Intown Acquisition	—	4,698	4,698
TAC measurement period adjustment	—	498	498
December 31, 2019	$45,564	$54,225	$99,789
2020 activity	—	—	—
December 31, 2020	$45,564	$54,225	$99,789

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Goodwill and Intangible Assets (Continued)

Intangibles Assets

The following table provides the gross carrying amount, accumulated amortization and net book value for each class of intangible assets by reporting unit as of December 31, 2020:

(in thousands)	Gross Carrying Amount	ASG	RDS	Total Gross Carrying Amount
Customer relationships		$60,180	$60,060	$120,240
Trade names		7,740	18,090	25,830
Non-Compete agreements		50	350	400
		$67,970	$78,500	$146,470

(in thousands)	Accumulated Amortization	ASG	RDS	Total Accumulated Amortization
Customer relationships		$(25,548)	$(31,992)	$(57,540)
Trade names		(3,139)	(7,522)	(10,661)
Non-Compete agreements		(33)	(222)	(255)
		$(28,720)	$(39,736)	$(68,456)

(in thousands)	Net Book Value	ASG	RDS	Total Net Book Value
Customer relationships		$34,632	$28,068	$62,700
Trade names		4,601	10,568	15,169
Non-Compete agreements		17	128	145
		$39,250	$38,764	$78,014

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Goodwill and Intangible Assets (Continued)

Amortization expense on intangible assets totaled $12.7 million, $15.8 million, and $13.9 million during the years ended December 31, 2020, 2019, and 2018, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

Year Ending December 31:
2021	$12,603
2022	12,401
2023	12,038
2024	10,313
2025	9,580
Thereafter	21,079
$78,014

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

The revolving loans under the SIC Credit Facility bear interest at a floating rate equal to an index rate (which the Company can elect between an index based on a LIBOR based rate or an index based on a Prime, Federal Funds or LIBOR based rate) plus an applicable margin. The applicable margin is determined quarterly based on the borrowers’ average daily availability (calculated by reference to their accounts receivable and inventory that comprise their borrowing base) during the immediately preceding fiscal quarter. Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%).  The weighted average interest rate assessed during 2020 on the SIC Credit Facility was 2.7%. All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions.  Letter of credit obligations under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

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

As of December 31, 2020, $9.9 million was outstanding under the SIC Credit Facility.  The Company also has $0.6 million in letters of credit outstanding at December 31, 2020. The SIC Credit Facility is subject to certain financial covenants. At December 31, 2020, the Company was in compliance with the financial covenants.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Lines of Credit (Continued)

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs will be amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs was $0.1 million for each of the years ended December 31, 2020 and 2019, and $0.05 million for the year ended December 31, 2018.  At December 31, 2020 and 2019, SIC had $0.2 million and $0.3 million, respectively, of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying Company’s consolidated balance sheets.

10. Long-Term Debt

Long-term debt consisted of the following at:

(in thousands)	December 31, 2020	December 31, 2019
RDS equipment and vehicle notes	$141	$489
ASG term loans	152,773	154,177
	152,914	154,666
Unamortized debt issuance costs	(2,765)	(1,618)
Total long-term debt	150,149	153,048
Current portion of long-term debt, net of financing fees	$15,623	$11,749
Long-term debt, net of current portion and financing fees	$134,526	$141,299

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through May 2023.  As of December 31, 2020 and 2019, the outstanding balance on equipment and vehicle notes payable, totaled $0.1 million and $0.5 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments. The aggregate of the monthly payments was approximately $0.01 million and $0.03 million at December 31, 2020 and 2019, respectively. The interest rates on the notes ranged from 0.00% to 8.85% per annum for 2020 and 2019, and the weighted-average interest rate on the outstanding balances at December 31, 2020 and 2019, was 5.30% and 5.12% respectively.

ASG Term Loans

In December 2015, ASG entered into a loan agreement with a financial institution offering a term loan in the aggregate amount of $1.7 million to finance the purchase of equipment. Amounts due under the term loan bear interest at 3.75% per annum with interest payable monthly. Principal payments are due in monthly installments beginning April 8, 2016 through maturity (March 8, 2021). ASG paid off the remaining balance of the loan during 2020. At December 31, 2019, ASG had $0.4 million outstanding on this loan.

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with the lenders party thereto and Cerberus Business Finance, LLC, as the agent for the lenders (“Term Loan Facility”), which initially provided for a $105.0 million term loan facility.  The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was amended in August 2018 to adjust the borrowing capacity to $101.4 million, and was amended in December 2018 to increase the borrowing capacity to $174.2 million.  The Company borrowed an additional $11.5 million under the Term Loan Facility to fund the acquisition of Intown on March 1, 2019.  In July 2019, the agreement was amended to revise certain covenants.  On August 19, 2019, the Term Loan Facility was further amended, resulting in an adjusted rate of interest payable on borrowings under the Term Loan Facility.  Additionally, the August 19, 2019 amendment imposed a prepayment premium with respect to an optional prepayment of the term loans under the Financing Agreement occurring within fifteen months of August 19, 2019 (other than prepayments in connection with a change of control) in an amount equal to 1.50% of any such principal amount prepaid.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Long-Term Debt (Continued)

Subsequent to the August 2019 amendment, borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 4.75% for a base rate loan, or (ii) the LIBOR rate plus 6.75% for a LIBOR loan in the event the Leverage Ratio is greater than 2.40 to 1:00.  In the event the leverage ratio is less than 2.40 to 1.00, the rates decrease to either (i) the base rate plus 4.25% for a base rate loan, or (ii) the LIBOR rate plus 6.25% for a LIBOR loan.  The base rate is the greater of the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and 3.5% per annum. The interest rate assessed as of December 31, 2020 was 7.5%.  Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023).

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

In addition, the Term Loan Facility also requires the Company to prepay amounts outstanding, subject to certain exceptions (and, with respect to clauses (i) and (ii) below, certain limited reinvestment rights), with: (i) 100% of the net proceeds of any asset disposition in excess of $0.75 million in any fiscal year, (ii) 100% of any insurance or condemnation awards that are greater than $2.5 million, (iii) 100% of the net proceeds of any equity issuances, (iv) 100% of the net proceeds of any issuance of indebtedness (other than certain permitted indebtedness), and (v) 100% of any net cash proceeds received outside the ordinary course of business.  The estimated prepayment amount due under the terms of the agreement in 2021 is $15.7 million, which is classified within the current portion of long-term debt on the consolidated balance sheet as of December 31, 2020.

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

On April 8, 2020, the Term Loan Facility was further amended to provide the Company with relief from certain covenants throughout the remainder of 2020 in light of the economic uncertainty resulting from the COVID-19 pandemic. The amendment, among other things, (i) waived the requirement that the Company prepay the Term Loans with Excess Cash Flow (as defined in the Term Loan Facility) due for payment during the year ending December 31, 2020, (ii) amended the Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) covenant applicable to the fiscal year ending December 31, 2020 to be tested on a monthly basis and requires the Company and its subsidiaries to maintain a reduced Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) of not less than 1.00:1.00 for each month during such fiscal year, and (iii) does not require the Company to test the Total Leverage (as defined in the Term Loan Facility) covenant effective as of the execution date of April 8, 2020 through and including December 31, 2020 for any fiscal quarter end during such period, for so long as the Company and its subsidiaries maintain Financial Covenant Availability (as defined in the Term Loan Facility) of not less than $35 million at all times during such fiscal quarter. This covenant relief expires at the end of 2020 and there is no guarantee that we will be able to negotiate additional covenant relief or maintain compliance with such covenants once the covenant relief expires.  If we are unable to extend this covenant relief or maintain compliance with such covenants we would be in default under this facility, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.

On March 10, 2021, the Term Loan Facility was amended to adjust the required leverage ratio (as defined in the Term Loan Facility).  The required leverage ratio as of March 31, 2021 and each fiscal quarter ending thereafter was increased from 3.75:1.00 to 4.00:1.00.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Long-Term Debt (Continued)

As of December 31, 2020 and 2019, the Company had $152.8 million and $153.8 million outstanding, respectively, under the Term Loan Facility.

Substantially all of the Company’s assets are collateral for these loans except assets collateralized by the SIC Credit Facility which hold a senior position.  These assets include all of the Company’s accounts receivable and inventory.  The Company is also restricted from paying dividends to its stockholders.  Additionally, substantially all of the net assets of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial covenants pursuant to these term loans. The Company was in compliance with all financial covenants as of December 31, 2020.

ASG incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $1.1 million for the year ended December 31, 2020, and $0.5 million for each of the years ended December 31, 2019 and 2018. At December 31, 2020 and 2019, the unamortized debt issuance costs related to the term loans totaled $2.8 million and $1.6 million, respectively, and are shown as a direct deduction from the liability on the accompanying consolidated balance sheets.

Future Maturities

At December 31, 2020, the future maturities of the Company’s long-term debt for each of the next five years and thereafter are as follow:

2021	$16,902
2022	1,040
2023	134,972
$152,914
Unamortized balance remaining of financing fees	(2,765)
Total long-term debt net of financing fees	150,149
Current portion of long-term debt net of financing fees	(15,623)
Long term debt net of financing fees	$134,526

11. Commitments and Contingencies

Leases

The Company leases certain vehicles and equipment under leases classified as capital leases. The leased vehicles are included as property, plant and equipment and amortized to accumulated amortization on a straight line basis over the life of the lease, typically four years. The total acquisition cost included in PP&E related to the leased vehicles is $12.3 million and $11.2 million at December 31, 2020 and 2019, respectively. Total accumulated amortization related to the leased vehicles is $3.7 million and $1.6 million at December 31, 2020 and 2019, respectively, with amortization expense totaling $2.1 million, $1.1 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in the capital lease balances is approximately $3.1 million of assets that were sold and subsequently leased back during 2020 and 2019 related to certain ERP software and equipment.  The transaction did not qualify for sale-leaseback accounting and no sale was recognized.  Proceeds from the transaction were reported as a financing activity in the statement of cash flows for the years ended December 31, 2020 and 2019.

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Commitments and Contingencies (Continued)

RDS also has operating leases for certain office equipment and vehicles under long-term lease agreements expiring at various dates through September 2022.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through December 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. One of ASG’s facility leases is with a related party.

SIC leases its corporate facilities under a long-term non-cancelable operating lease through October 2022.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at December 31, 2020 and 2019 was $1.9 million and $2.2 million, respectively. Aggregate rent expense for the years ended December 31, 2020, 2019, and 2018 totaled $19.6 million, $19.1 million and $14.3 million, respectively.

Aggregate future minimum payments under capital leases and noncancelable operating leases at December 31, 2020 are as follows:

(in thousands)	Capital Lease Obligations	Related Party Operating Lease Obligations	Third Party Operating Lease Obligations	Net Lease Commitments
2021	$3,042	$2,051	$13,393	$18,486
2022	2,611	1,702	11,587	15,900
2023	1,374	986	7,957	10,317
2024	962	—	3,905	4,867
2025	300	—	3,033	3,333
Thereafter	500	—	3,098	3,598
Total minimum lease payments	$8,789	$4,739	$42,973	$56,501
Less: amount representing interest	(854)
Present value of net minimum lease payments	7,935
Less: current maturities of capital lease obligations	(2,700)
Long-term capital lease obligations	$5,235

Litigation

The Company experiences routine litigation in the normal course of its business. Production residential builders are primarily sued for alleged construction defects. As a practice, residential builders name all subcontractors in the lawsuit whether or not the subcontractor has any connection, direct or indirect, with the alleged defect. The Company, as a subcontractor, is involved in these lawsuits as a result. The Company generally has no or minimal liability in the majority of these lawsuits. The Company’s insurance policies’ self-insured retention (“SIR”) or/deductible typically ranges from $0.01 million to $0.02 million. In the event that the Company has exposure beyond its SIR/deductible, the Company’s general liability policy is triggered and the general liability insurance and the insurance carrier defends the Company in the lawsuit and is responsible for additional exposure up to policy limits. The Company has consistently maintained general liability insurance with $2.0 million aggregate and $1.0 million per occurrence limits. Management does not believe that any pending or threatened litigation will have a material adverse effect on the Company’s combined business, financial condition, results of operations, and/or cash flows.

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

Exclusive Distributor Rights

A main quartz supplier of ASG’s Pental business has granted ASG exclusive distribution rights in 23 states in the United States. To maintain these rights, ASG must meet certain minimum purchase requirements. ASG is required to purchase 645 containers per quarter during 2021, increasing up to 1,332 containers per quarter during 2025.

Using an estimated price per container based on the 2020 average price per container the future minimum purchases to maintain the exclusive rights as of December 31, 2020 are as follows:

(in thousands)	Amount
2021	$84,500
2022	102,186
2023	121,837
2024	145,419
2025	174,502
$628,444

If ASG does not purchase at least eighty percent (80%) of the minimum purchase volumes for two consecutive quarters, or at least ninety percent (90%) of the minimum purchase volumes in any calendar year, the supplier has the right to terminate ASG’s exclusive distribution rights. There are no financial penalties to ASG if such commitments are not met; however, the supplier reserves the right to terminate the exclusive distribution rights.  For the year ended December 31, 2020, ASG did not meet the eighty percent (80%) minimum purchase volume threshold in light of the current economic environment.  ASG and the supplier have discussed the impact of the current economic environment on the minimum purchase volumes and have reached an informal understanding around reduced purchase volumes.  The supplier must give 60 days notice to terminate this exclusivity arrangement, which has not been received by the Company. While ASG maintains good relationships with this supplier and believes that it would be unlikely that such supplier would terminate the exclusive relationship, there is no guarantee that such supplier will not terminate the exclusive relationship in the future due to ASG’s failure to purchase the minimum volumes.  In the event the supplier were to terminate ASG’s distribution rights it could have a material impact on ASG’s supply chain and ASG may be unable to find an alternative source for quartz in a timely manner or on favorable terms.

Purchase Commitments

The Company also has contracted to minimum purchase commitments with certain suppliers.  RDS has committed to purchase $2.0 million in products annually for each of the calendar years 2020 and 2021 with a certain supplier. The minimum purchase commitment for the year 2020 was achieved. Financial penalties for not achieving the minimum purchase commitment amount are equal to 15% of the shortfall amount.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares. As of December 31, 2020, there were 1,447,419 shares of the Company’s common stock subject to outstanding awards under the 2017 Plan and 318,914 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan.  As of December 31, 2020, there were 1,350,000 shares of the Company’s common stock subject to outstanding inducement awards, further discussed below.

On March 26, 2019, the board of directors adopted the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which was approved at the 2019 Annual Meeting of Stockholders on May 15, 2019.  The 2019 Incentive Plan serves as the successor to the 2017 Plan; however, shares continue to be available for award grants under the 2017 plan following the effectiveness of the 2019 plan.  The maximum aggregate number of shares issuable under the 2019 plan is 1,700,000.  No awards had been issued under the 2019 Incentive Plan as of December 31, 2020.

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

For the year ended December 31, 2020, 1,347,877 restricted stock units were granted under the 2017 Plan to certain directors, executives, and key employees. Certain of these restricted stock units included a market condition under ASC 718 “Compensation – Stock Compensation.”

During the three months ended March 31, 2019, restricted stock units were granted to certain executives and include both a service and a performance condition. The performance condition is achievement of a 2021 earnings target and the level of achievement of the earnings target determines the number of shares that will be issued.  In the first quarter of 2020, the performance condition for these shares that was deemed probable of vesting as of December 31, 2019, was determined to be no longer probable of vesting.  This resulted in a reversal of stock compensation expense of approximately $1.6 million recorded during the three months ended March 31, 2020.  In the third quarter of 2020, the majority of these performance awards were cancelled and forfeited.

In connection with the appointment of L. W. Varner, Jr. as the new Chief Executive Officer of the Company in June 2020, Mr. Varner received a one-time grant of 500,000 time-based restricted stock units and

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

12. Stock Compensation (Continued)

The Company estimated the fair value of all shares granted on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the restricted stock units issued during the year ended December 31, 2020 was determined using the closing share price on the date of grant.  For shares issued with a market condition, the Monte Carlo simulation model was used to determine the fair value of the award.  Inputs into the Monte Carlo simulation model for applicable awards during the year ended December 31, 2020 included a dividend yield of 0%, an expected volatility rate ranging from 48.06% to 54.69%, and a risk-free rate ranging from 0.18% to 0.37%.

A summary of the restricted stock activity for the Plans for the years ended December 31, 2020, 2019 and 2018 is as follows:

(in thousands)	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2017	356,368	$12.00
Granted	779,016	$11.83
Forfeited	(281,762)	$12.00
Vested	(27,646)	$12.00
Nonvested shares at December 31, 2018	825,976	$11.84
Granted	1,453,205	$12.99
Forfeited	(197,185)	$12.00
Vested	(256,873)	$11.79
Nonvested shares at December 31, 2019	1,825,123	$12.75
Granted	1,347,877	$4.25
Forfeited	(1,255,365)	$11.93
Vested	(470,216)	$10.64
Nonvested shares at December 31, 2020	1,447,419	$5.33

As of December 31, 2020, total remaining equity-based compensation expense for unvested restricted stock is $10.3 million, which is expected to be recognized over a weighted average remaining period of 2.9 years.  Equity-based compensation expense recognized for restricted stock for the years ended December 31, 2020, 2019 and 2018 was $2.8 million, $4.7 million and $2.5 million, respectively, and is recorded within SG&A expenses.  The recognized tax benefit for stock compensation expense for the years ended December 31, 2020, 2019, and 2018 was $0.5 million, $0.4 million and $1.0 million, respectively.

Management awarded 2019 annual compensation bonuses in equity shares instead of cash.  These bonuses were settled in the first quarter of 2020 at fixed amounts using the stock price 2 days prior to the date of settlement.  The number of shares awarded to executives and key employees upon settlement in 2020 was 117,345 shares.  The compensation expense associated with these awards was $0.9 million for the year ended December 31, 2019.  The related liability associated with these bonuses was recorded in accrued expenses and other current liabilities as of December 31, 2019.

Phantom Stock

Phantom stock awards are grants of phantom stock with respect to shares of the Company’s common stock that are settled in cash and subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. All shares of phantom stock have vested and there are no outstanding shares of phantom stock. As a result of the cash-settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro-rata vested portion of the award is recognized as a liability.

The Company recorded phantom stock-based compensation expense of $0.01 million related to these shares for each of the years ended December 31, 2020, 2019 and 2018, respectively.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Provision for Income Taxes

At December 31, 2020, 2019 and 2018, the components of the provision for income taxes reflected on the consolidated statements of operations are as follows:

(in thousands)	2020	2019	2018
Current:
Federal	$(4,302)	$1,728	$3,604
State	(345)	1,287	1,571
Total current	(4,647)	3,015	5,175
Deferred:
Federal	671	618	(2,871)
State	1,002	(2,112)	(1,315)
Total deferred	1,673	(1,494)	(4,186)
Provision (benefit) for income taxes	$(2,974)	$1,521	$989

The Company does not have any foreign operations and derives all of its pre-tax income from domestic sources, and all income tax expense is related to domestic tax jurisdictions.

The following is a reconciliation of expected income tax expense (computed by applying the federal statutory income tax rate to income before taxes) to actual income tax expense.

(in thousands)	2020	2019	2018
Income taxes at federal statutory rate	$(2,694)	$1,786	$(280)
State income taxes, net of federal benefit	387	(651)	148
Transaction costs	—	—	968
TAC earn-out	—	(476)	—
Equity-based compensation	—	134	—
Permanent items	852	298	294
State rate changes	364	(293)	(27)
162(m) limitation	—	345	—
Other, net	90	378	(114)
Uncertain tax position	(1,123)	—	—
Rate differential on carryback	(850)	—	-
Provision (benefit) for income taxes	$(2,974)	$1,521	$989

At December 31, 2020, the Company’s effective income tax rate is different from what would be expected if the federal rate were applied to net income before taxes primarily due to permanent adjustments, uncertain tax positions related to the TAC acquisition, state income taxes and the Federal NOL carryback allowed by the CARES Act. At December 31, 2019, the Company's effective income tax rate is different from what would be expected if the federal statutory rate were applied to net income before taxes primarily due to permanent adjustments, equity-based compensation, uncertain tax positions related to TAC provision, and state income taxes. At December 31, 2018, the Company’s effective income tax rate is different from what would be expected if the federal statutory rate were applied to net income before taxes primarily due to permanent adjustments, capitalized transaction costs, and state income taxes.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Provision for Income Taxes (Continued)

The components of deferred tax assets and liabilities are as follows as of December 31, 2020 and 2019:

(in thousands)	2020	2019
Deferred tax assets
Accrued liabilities	$2,627	$1,555
State income taxes	—	103
Intangible assets	4,285	4,919
Net operating loss	682	994
Inventory	3,981	4,351
Equity-based compensation	772	999
Other, net	555	902
Interest limitation	66	676
Total deferred tax assets	12,968	14,499
Deferred tax liabilities
Property and equipment	(3,343)	(2,562)
Prepaids	(91)	(370)
ASC 606 method change	(657)	(1,017)
Total deferred tax liabilities	(4,091)	(3,949)
Net deferred tax assets	$8,877	$10,550

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

In response to the global impacts of COVID-19 on U.S. companies and citizens, the U.S. federal government enacted the CARES Act on March 27, 2020.  The CARES Act included several temporary tax relief provisions for companies, including modifications to the interest deduction limitation and a five-year net operating loss carryback.  In response to these tax relief provisions, the Company has adjusted its deferred tax asset related to the interest limitation and anticipates carrying back its net operating loss generated in 2020 to prior periods.  The Company has recorded a tax benefit related to net operating loss carrybacks of $0.8 million.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Provision for Income Taxes (Continued)

As of December 31, 2020, the Company had gross federal net operating loss carryforwards of $1.9 million, carrying forward indefinitely. As of December 31, 2020, the Company also had gross state net operating loss carryforwards of $4.9 million, with carryforward periods ranging from 5 years to indefinite. As of December 31, 2019, the Company had gross state net operating loss carryforwards of $21.9 million. As of December 31, 2020, unrecognized tax benefits relate entirely to pre-acquisition TAC tax returns. Assessments related to TAC for tax years through the December 31, 2018 transaction date are the responsibility of former TAC management. The Company is fully indemnified for income taxes prior to the acquisition, as well as any related interest and penalties. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax benefits within the next 12 months. The Company is subject to examinations by federal taxing authorities for the tax years 2017 – 2020 and by state taxing authorities for the tax years 2016—2020. The Company is not currently under any tax examinations. The Company analyzes filing positions in all federal and state jurisdictions where it is required to file income tax returns, and all open tax years in these jurisdictions to determine if there are any uncertain tax positions on its tax returns.

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows:

(in thousands)	2020	2019
Unrecognized tax positions, beginning of year	$3,998	$4,364
Gross increase - prior period tax positions	—	298
Gross decrease - prior period tax positions	—	(395)
Expiration of statute of limitations	(1,092)	(269)
Unrecognized tax positions, end of year	$2,906	$3,998

Of the Company’s total unrecognized tax benefits of $2.9 million, there would be no impact to the annual effective tax rate if recognized as the uncertain tax positions are fully indemnified. The Company’s policy is to recognize interest and/or penalties related to all tax positions as income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. Accrued interest and penalties were $0.9 million and $0.9 million as of December 31, 2020 and 2019, respectively. If recognized, there would be no impact to the effective tax rate as the interest and penalties are fully indemnified. The Company recognized an insignificant amount of interest and penalties related to uncertain tax positions for the year ended December 31, 2020. The Company recognized $0.2 million in interest and $0.2 million in penalties related to uncertain tax positions for the year ended December 31, 2019. For the year ended December 31, 2018, the Company recognized $0.2 million in interest and $0.3 million in penalties related to uncertain tax positions.

Pursuant of Internal Revenue Code Sections 382, annual use of the Company’s net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Employee Benefit Plan

The Company maintains a qualified 401(k) plan for the benefit of its employees. Substantially all employees are eligible to participate in the plan. Under the plan, eligible participants are permitted to make salary deferral contributions to the plan. In addition, the plan provides for employer matching. During the years ended December 31, 2020, 2019 and 2018, the Company contributed $0.6 million, $1.5 million, and $0.9 million to the plan, respectively.

15. Related Party Transactions

Facility Rent

RDS leases three of its facilities from a trust affiliated with a Company stockholder. Additionally, as a result of recent acquisitions, RDS also leased five of its facilities during 2020 from current employees, contractors, or former owners of acquired businesses.  Rent expense under all these leases totaled $1.9 million during the year ended December 31, 2020, $2.2 million during the year ended December 31, 2019, and $0.8 million during the year ended December 31, 2018. No amounts were unpaid at December 31, 2020 and 2019. (See Note 11).

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee. Rent expense under this lease was $0.1 million for the years ended December 31, 2020, 2019 and 2018. No amounts were unpaid under this lease at December 31, 2020 and 2019. (See Note 11).

Subcontractors and Suppliers

Two of RDS employees have family members that have an ownership interest in a flooring subcontracting company that does business with RDS. During the years ended December 31, 2020, 2019, and 2018, this company performed a total of $0.9 million, $1.2 million, and $1.6 million in subcontract work for RDS, respectively. Amounts due and recorded as accounts payable at December 31, 2020 and 2019 were less than $0.1 million and $0.1 million, respectively.

Design services were also provided to RDS by designers affiliated with current Greencraft employees.  During the years ended December 31, 2020, 2019 and 2018, expenses incurred with this design company were $0.02 million, $0.1 million and $0.08 million, respectively.  No amounts were unpaid at December 31, 2020 and 2019.

Other Consulting Services

A consulting firm affiliated with a former officer of the Company has performed various consulting services for the Company related to human resources, accounting, and project management. During the years ended December 31, 2020, 2019, and 2018, the Company incurred approximately $0.2 million, $0.3 million, and $0.2 million of costs with this consulting firm, respectively. Amounts due and recorded as accounts payable at December 31, 2020, were less than $0.01 million. No amounts were unpaid at December 31, 2019.

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

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Segment Information (Continued)

The Company evaluates performance of the respective segments based upon revenue and operating income. Information for the years presented is provided below:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Revenue, net:
RDS	$332,489	$368,574	$268,362
ASG	223,567	244,789	223,971
Elimination of intercompany sales	(2,031)	(2,990)	(2,576)
Consolidated total	$554,025	$610,373	$489,757

Operating income:
RDS	$1,615	$17,544	$14,252
ASG	19,173	19,860	11,925
Elimination of intercompany activity	(23)	96	(46)
Unallocated corporate operating loss	(17,383)	(18,242)	(14,034)
Consolidated total	$3,382	$19,258	$12,097

Capital expenditures:
RDS	$2,324	$7,155	$1,684
ASG	1,104	1,986	6,539
Unallocated corporate capital expenditures	8	28	284
Consolidated total	$3,436	$9,169	$8,507

Depreciation and amortization:
RDS	$11,578	$12,896	$9,634
ASG	11,185	11,159	10,833
Unallocated corporate depreciation and amortization	104	102	20
Consolidated total	$22,867	$24,157	$20,487

	As of December 31,
(in thousands)	2020	2019
Goodwill:
RDS	$54,225	$54,225
ASG	45,564	45,564
Consolidated total	$99,789	$99,789

Other intangible assets, net:
RDS	$38,764	$44,509
ASG	39,250	46,239
Consolidated total	$78,014	$90,748

Total assets:
RDS	$193,488	$182,754
ASG	198,341	217,655
Consolidation entries	40	36
Unallocated assets, including corporate	13,139	19,830
Consolidated total	$405,008	$420,275

Select Interior Concepts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information is as follows for the periods presented:

(In thousands, except per share data)	Quarter Ended
Fiscal 2020	December 31	September 30	June 30	March 31
Total revenue, net	$144,155	$150,050	$125,442	$134,378
Gross profit	35,225	38,590	30,700	30,694
Income (loss) from operations	248	5,144	(37)	(1,973)
Net income (loss)	(3,203)	531	(3,179)	(4,002)
Basic EPS	$(0.13)	$0.02	$(0.13)	$(0.16)
Diluted EPS	$(0.13)	$0.02	$(0.13)	$(0.16)
Fiscal 2019 (a)
Total revenue, net	$155,242	$159,395	$158,342	$136,920
Gross profit	38,770	42,338	44,168	38,733
Income from operations	2,952	6,209	6,750	3,266
Net income	3,177	2,458	1,162	127
Basic EPS	$0.13	$0.10	$0.05	$0.00
Diluted EPS	$0.13	$0.10	$0.05	$0.00

(a)

The 2019 quarterly results presented will not sum to 2019 annual results due to the adoption of ASU 2014-19 during the quarter ended December 31, 2019.  The quarters in 2019 are presented under the previous standard, ASC Topic 605.

18. Subsequent Events

Events occurring after December 31, 2020, have been evaluated for possible adjustment to the consolidated financial statements or disclosure as of March 16, 2021, which is the date the consolidated financial statements were available to be issued.  On March 10, 2021, the Company entered into an amendment on the Term Loan Facility.  See Note 10.  Additionally, the Company continues to evaluate the impact of COVID-19 on its operations, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain.

Schedule I – SIC’s Condensed Parent Company Only Financial Statements

Select Interior Concepts, Inc.

Parent Company Only

Condensed Balance Sheets

(in thousands, except share data)	As of December 31, 2020	As of December 31, 2019
Assets
Investment in wholly owned subsidiaries	$195,101	$187,571
Other assets	237	397
Total assets	$195,338	$187,968
Liabilities and stockholders' equity
Due to subsidiaries	$37,024	$23,466
Accrued and other liabilities	4,123	3,227
Total liabilities	41,147	26,693
Stockholders' equity:
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,609,758 shares issued and 25,449,025 outstanding at December 31, 2020 and 25,139,542 shares issued and 25,106,402 outstanding at December 31, 2019	256	251
Treasury stock, 160,733 shares at December 31, 2020 and 33,140 shares at December 31, 2019, at cost	(1,279)	(391)
Additional paid-in capital	165,048	161,396
Retained earnings (accumulated deficit)	(9,834)	19
Total stockholders' equity	154,191	161,275
Total liabilities and stockholders' equity	$195,338	$187,968

See Notes to Condensed Parent Company Only Financial Statements

Select Interior Concepts, Inc.

Parent Company Only

Condensed Statements of Operations

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Equity in net income of subsidiaries	$7,530	$25,226	$11,559
Selling, general and administrative expenses	(17,383)	(18,242)	(14,034)
Net income (loss)	$(9,853)	$6,984	$(2,475)

See Notes to Condensed Parent Company Only Financial Statements

Select Interior Concepts, Inc.

Parent Company Only

Condensed Statements of Cash Flows

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows used in operating activities:
Net income (loss)	$(9,853)	$6,984	$(2,475)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net income of subsidiaries	(7,530)	(25,226)	(11,559)
Depreciation and amortization	107	102	21
Equity-based compensation	2,789	5,740	2,528
Changes in assets and liabilities:
Changes in operating assets	63	(3)	(204)
Changes in accrued expenses	1,762	547	677
Net cash used in operating activities	$(12,662)	$(11,856)	$(11,012)
Cash flows used in investing activities:
Purchase of equipment	(8)	(28)	(284)
Net cash used in investing activities	$(8)	$(28)	$(284)
Cash flows provided by financing activities:
Purchase of treasury stock	(888)	(399)	—
Borrowings from subsidiaries	13,558	12,283	10,743
Proceeds from issuance of equity	—	—	553
Net cash provided by financing activities	$12,670	$11,884	$11,296
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—

See Notes to Condensed Parent Company Only Financial Statements

Notes to Condensed Parent Company Only Financial Statements

Note 1. Description of Select Interior Concepts, Inc.

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

Note 2. Basis of Presentation

The accompanying Condensed Parent Only Financial Statements include the amounts of SIC and its investment in its subsidiaries under the equity method, and do not present the financial statements of SIC and its subsidiaries on a consolidated basis. Under the equity method, investments in subsidiaries are stated at cost plus contributions and equity in undistributed income (loss) of subsidiaries less distributions received since the date of acquisition. There have been no distributions in 2020, 2019 and 2018.  Income tax considerations were evaluated under the separate return method, resulting in no net tax benefits for SIC as a separate entity. These Condensed Parent Company Only Financial Statements should be read in conjunction with the consolidated financial statements of Select Interior Concepts, Inc. and subsidiaries and the accompanying Notes to the consolidated financial statements.