Form 10-Q
period 2021-03-31
Select Interior Concepts, Inc.
filed 2021-05-06
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 30, 2021, the registrant had 25,538,466 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash	$4,110	$2,974
Accounts receivable, net of allowance for doubtful accounts of $532 and $489 at March 31, 2021 and December 31, 2020, respectively	63,213	67,881
Inventories	105,239	98,982
Prepaid expenses and other current assets	19,600	17,372
Income taxes receivable	4,932	4,617
Total current assets	197,094	191,826
Property and equipment, net of accumulated depreciation of $32,480 and $30,387 at March 31, 2021 and December 31, 2020, respectively	19,886	21,056
Deferred tax assets, net	8,877	8,877
Goodwill	99,789	99,789
Customer relationships, net of accumulated amortization of $59,862 and $57,540 at March 31, 2021 and December 31, 2020, respectively	60,378	62,700
Other intangible assets, net of accumulated amortization of $11,776 and $10,916 at March 31, 2021 and December 31, 2020, respectively	14,454	15,314
Other assets	3,406	5,446
Total assets	$403,884	$405,008
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$53,398	$47,246
Accrued expenses and other current liabilities	17,722	20,353
Customer deposits	9,843	8,144
Current portion of long-term debt, net of financing fees of $1,279 and $1,279 at March 31, 2021 and December 31, 2020, respectively	15,571	15,623
Current portion of capital lease obligations	2,700	2,700
Total current liabilities	99,234	94,066
Line of credit	7,162	9,623
Long-term debt, net of current portion and financing fees of $1,417 and $1,486 at March 31, 2021 and December 31, 2020, respectively	134,370	134,526
Long-term capital lease obligations	4,885	5,235
Other long-term liabilities	5,024	7,367
Total liabilities	$250,675	$250,817
Commitments and contingencies (see Note 10)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 25,731,640 shares issued and 25,527,247 outstanding at March 31, 2021 and 25,609,758 shares issued and 25,449,025 outstanding at December 31, 2020	257	256
Treasury stock, 204,393 shares at March 31, 2021 and 160,733 shares at December 31, 2020, at cost	(1,651)	(1,279)
Additional paid-in capital	166,242	165,048
Accumulated deficit	(11,639)	(9,834)
Total stockholders' equity	$153,209	$154,191
Total liabilities and stockholders' equity	$403,884	$405,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share data)	2021	2020
Revenue, net	$137,787	$134,378
Cost of revenue	103,922	103,684
Gross profit	33,865	30,694
Selling, general and administrative expenses	34,365	32,667
Loss from operations	(500)	(1,973)
Other expense:
Interest expense	3,424	3,895
Other expense, net	2,111	1,377
Total other expense, net	5,535	5,272
Loss before benefit from income taxes	(6,035)	(7,245)
Benefit from income taxes	(4,230)	(3,243)
Net loss	$(1,805)	$(4,002)

Loss per share of common stock
Basic common stock	$(0.07)	$(0.16)
Diluted common stock	$(0.07)	$(0.16)
Weighted average shares outstanding
Basic common stock	25,494,410	25,192,201
Diluted common stock	25,494,410	25,192,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows provided by operating activities
Net loss	$(1,805)	$(4,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,566	5,644
Equity-based compensation	1,194	(669)
Deferred provision for income taxes	—	328
Amortized interest on deferred debt issuance costs	344	164
Provision for doubtful accounts	87	243
Gain on disposal of property and equipment, net	(27)	(5)
Other	(282)	(65)
Changes in operating assets and liabilities:
Accounts receivable	4,581	3,219
Inventories	(6,257)	(2,154)
Prepaid expenses and other current assets	(2,337)	68
Other assets	(156)	(441)
Accounts payable	6,153	3,983
Accrued expenses and other current liabilities	(2,632)	3,292
Income taxes receivable	(315)	(2,252)
Customer deposits	1,699	474
Other long-term liabilities	(145)	—
Net cash provided by operating activities	5,668	7,827
Cash flows used in investing activities
Purchase of property and equipment	(402)	(1,371)
Proceeds from disposal of property and equipment	27	15
Net cash used in investing activities	(375)	(1,356)
Cash flows provided by (used in) financing activities
Proceeds from ERP financing	—	376
Proceeds from (payments on) line of credit, net	(2,486)	26,934
Term loan deferred issuance costs	(250)	(230)
Purchase of treasury stock	(372)	(655)
Payments on notes payable and capital leases	(786)	(705)
Principal payments on long-term debt	(263)	(264)
Net cash provided by (used in) financing activities	(4,157)	25,456
Net increase in cash	$1,136	$31,927
Cash, beginning of period	2,974	5,002
Cash, end of period	$4,110	$36,929
Supplemental disclosures of cash flow information
Cash paid for interest	$3,006	$3,585
Cash paid (refunded) for income taxes, net of refunds	$(1,717)	$59
Supplemental disclosures of non-cash investing activities
Acquisition of equipment and vehicles with long-term debt and capital leases	$404	$581

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except share data)	Class A Common Stock Shares	Class A Common Stock	Treasury Stock, at Cost	Total Additional Paid-in Capital	Total Retained Earnings (Accumulated Deficit)	Total
Balance as of December 31, 2019	25,139,542	$251	$(391)	$161,396	$19	$161,275
Equity-based compensation	—	—	—	(669)	—	(669)
Issuance of Class A common stock awards	69,377	1	—	863	—	864
Issuance of Class A common stock due to restricted stock vesting	213,339	2	—	—	—	2
Repurchase of Class A common stock	—	—	(655)	—	—	(655)
Net loss	—	—	—	—	(4,002)	(4,002)
Balance as of March 31, 2020	25,422,258	$254	$(1,046)	$161,590	$(3,983)	$156,815

Balance as of December 31, 2020	25,609,758	$256	$(1,279)	$165,048	$(9,834)	$154,191
Equity-based compensation	—	—	—	1,194	—	1,194
Issuance of Class A common stock due to restricted stock vesting	121,882	1	—	—	—	1
Repurchase of Class A common stock	—	—	(372)	—	—	(372)
Net loss	—	—	—	—	(1,805)	(1,805)
Balance as of March 31, 2021	25,731,640	$257	$(1,651)	$166,242	$(11,639)	$153,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Description

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (“SIC” or the “Company”).

SIC is a Delaware corporation that was restructured in November 2017 to be a holding company through which to consolidate diversified building products and services companies.  Through its two primary operating subsidiaries and segments, Residential Design Services (“RDS”) and Architectural Surfaces Group (“ASG”), the Company imports and distributes natural and engineered stone slabs for kitchen and bathroom countertops, operates design centers that merchandise interior products, and provides installation services. RDS interior product offerings include flooring, cabinets, countertops and wall tile. RDS operates throughout the United States, including in California, Nevada, Arizona, Idaho, Texas, Virginia, Maryland, North Carolina, and Georgia. ASG has operations in the Northeast, Southeast, Southwest, Midwest, Mountain West, and West Coast regions of the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  As such, the information included in these unaudited interim financial statements and condensed notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2020 included herein has been derived from the Company’s audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021.

There have been no changes to our significant accounting policies described in our consolidated financial statements and related disclosures as of December 31, 2020 that have had a material impact on our condensed consolidated financial statements and related notes.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share for the three months ended March 31, 2021 and 2020 are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share for common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
(in thousands, except share and per share data)	March 31, 2021	March 31, 2020
Net loss	$(1,805)	$(4,002)
Weighted average shares of common stock outstanding:
Basic common stock	25,494,410	25,192,201
Diluted common stock	25,494,410	25,192,201
Loss per share of common stock:
Basic common stock	$(0.07)	$(0.16)
Diluted common stock	$(0.07)	$(0.16)

All restricted stock awards outstanding totaling 2,998,047 and 1,478,251 were excluded from the computation of diluted earnings per share in the three months ended March 31, 2021 and 2020, respectively, because the Company reported a net loss and the effect of inclusion would have been antidilutive.

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

At March 31, 2021 and December 31, 2020, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. There were no transfers within Level 3 fair value measurements during the three months ended March 31, 2021.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the three-month period ended March 31, 2021 or the year ended December 31, 2020.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, including intangible assets. Goodwill is tested annually for impairment as of December 31, and whenever events or circumstances arise that indicate impairment may have occurred.  No events or circumstances occurred during the interim period ending March 31, 2021, that required interim testing of goodwill.

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

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of asset not to recognize lease assets and lease liabilities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, to defer the effective date of ASU No.2016-02 for certain entities. For the Company, the new standard is effective for the annual period beginning January 1, 2022.  The Company is currently evaluating the impact of the provisions of ASU 2016-02 on the presentation of its consolidated financial statements and related disclosures.

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

Contract assets

The Company’s contract assets consist of unbilled amounts typically resulting from sales under contracts when the revenue recognized exceeds the amount billed to the customer, generally in the RDS operating segment revenues derived from homebuilders and commercial and multifamily projects. Contract assets are recorded in other current assets in the Company’s Consolidated Balance Sheets. The Company had contract assets of $15.7 million and $12.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company’s contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date.

Contract liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation or has billings in excess of revenue recognized. Contract liabilities related to revenues are recorded in customer deposits in the Company’s Consolidated Balance Sheets. The Company had total contract liabilities of $9.8 million and $8.1 million as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities are normally recognized to net revenue within three to six months subsequent to each balance sheet date.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period, and relate primarily to multi-family or commercial revenue. For the three months ended March 31, 2021 and 2020, multi-family and commercial projects accounted for approximately 4.8% and 2.8% of the Company’s consolidated revenues, respectively. As of March 31, 2021, and December 31, 2020, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $2.4 million and $3.2 million, respectively. The Company expects to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 12 months. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue from contracts with customers is disaggregated differently for each reporting segment as this is how management evaluates the nature, amount, timing and uncertainty of revenue and cash flows as affected by economic factors. RDS operating segment revenues are disaggregated by geographic area within the United States. ASG operating segment revenues are disaggregated by product category.

The following table presents net revenue for the RDS operating segment disaggregated by geographical area for the three months ended March 31, 2021 and 2020, respectively:

RDS
(in thousands)	For the Three Months Ended March 31, 2021%		For the Three Months Ended March 31, 2020%
East	$18,700	23%	$19,100	24%
Central	5,500	7%	4,900	6%
West	56,211	70%	55,350	70%
	$80,411	100%	$79,350	100%

The East consists of Virginia, Maryland, North Carolina and Georgia; the Central consists of Texas, and the West consists of California, Nevada, Arizona and Idaho.

The following table presents net revenue for the ASG operating segment disaggregated by product category for the three months ended March 31, 2021 and 2020, respectively:

ASG
(in thousands)	For the Three Months Ended March 31, 2021%		For the Three Months Ended March 31, 2020%
Quartz	$36,408	63%	$32,636	59%
Stone	15,892	28%	17,037	30%
Tile	3,174	5%	3,762	7%
Other	2,332	4%	2,108	4%
	$57,806	100%	$55,543	100%

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

For the three months ended March 31, 2021 and 2020, there were no customers which accounted for 10.0% or more of the Company’s total revenues.  There were no customers which accounted for 10.0% or more of total accounts receivable as of March 31, 2021 or December 31, 2020.

Note 5. Inventories

Inventories are valued at the lower of cost (using specific identification and first-in first-out methods) or net realizable value. The significant components of inventory consisted of the following at:

(in thousands)	March 31, 2021	December 31, 2020
Raw materials	$102,738	$97,988
Installations in process	2,501	994
	$105,239	$98,982

Note 6. Property and Equipment, net

Property and equipment consisted of the following at:

(in thousands)	March 31, 2021	December 31, 2020
Vehicles	$11,461	$10,948
Machinery and equipment	9,655	9,588
Leasehold improvements	8,940	9,040
Furniture and fixtures	8,156	8,031
Computer equipment and internal-use software	12,154	11,879
Other	2,000	1,957
	52,366	51,443
Less: accumulated depreciation and amortization	(32,480)	(30,387)
Property and equipment, net	$19,886	$21,056

Depreciation and amortization expense of property and equipment totaled $2.4 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively. For three months ended March 31, 2021, $0.9 million and $1.5 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For three months ended March 31, 2020, $1.0 million and $1.5 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill by reportable segment was as follows as of March 31, 2021 and December 31, 2020:

(in thousands)	ASG	RDS	Total
Goodwill	$45,564	$54,225	$99,789

Intangible Assets

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of March 31, 2021:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$60,060	$120,240
Trade names	7,740	18,090	25,830
Non-compete agreements	50	350	400
	$67,970	$78,500	$146,470

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(27,082)	$(32,780)	$(59,862)
Trade names	(3,343)	(8,155)	(11,498)
Non-compete agreements	(35)	(243)	(278)
	$(30,460)	$(41,178)	$(71,638)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$33,098	$27,280	$60,378
Trade names	4,397	9,935	14,332
Non-compete agreements	15	107	122
	$37,510	$37,322	$74,832

The following table provides the gross carrying amount, accumulated amortization and net book value by reportable segment for each class of intangible assets as of December 31, 2020:

(in thousands)	ASG	RDS	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180	$60,060	$120,240
Trade names	7,740	18,090	25,830
Non-compete agreements	50	350	400
	$67,970	$78,500	$146,470

(in thousands)	ASG	RDS	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(25,548)	$(31,992)	$(57,540)
Trade names	(3,139)	(7,522)	(10,661)
Non-compete agreements	(33)	(222)	(255)
	$(28,720)	$(39,736)	$(68,456)

(in thousands)	ASG	RDS	Total Net Book Value
Net Book Value
Customer relationships	$34,632	$28,068	$62,700
Trade names	4,601	10,568	15,169
Non-compete agreements	17	128	145
	$39,250	$38,764	$78,014

Amortization expense on intangible assets totaled $3.2 million and $3.2 million during the three months ended March 31, 2021 and 2020, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2021 Remaining	$9,421
2022	12,401
2023	12,038
2024	10,313
2025	9,580
Thereafter	21,079
$74,832

Note 8. Lines of Credit

SIC Line of Credit

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018, July 23, 2019 and August 19, 2019 (“SIC Credit Facility”), with a commercial bank, which amended and restated each of the RDS credit agreement and the ASG credit agreement in their entirety.  The SIC Credit Facility is primarily used by the Company, including both RDS and ASG, for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings in an initial amount up to an aggregate of $90 million, which was increased to $100 million through the amendment entered into on August 19, 2019.

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

The revolving loans under the SIC Credit Facility bear interest at a floating rate, which the Company can elect between a LIBOR based rate plus an applicable margin varying from one hundred twenty five basis points (1.25%) to one hundred seventy five basis points (1.75%) based on the borrowers’ average daily availability determined quarterly, or a base rate (determined as the greatest of the Prime rate, the Federal Funds rate plus a fifty basis point (0.50%) margin, or the LIBOR rate with a 30 day interest period plus a two hundred basis point (2.00%) margin) plus an applicable margin varying from twenty five basis points (0.25%) to seventy five basis points (0.75%) based on the borrowers’ average daily availability determined quarterly.  Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%). The weighted average interest rate assessed during the three months ended March 31, 2021, on the SIC Credit Facility was 1.6%. All revolving loans under the SIC Credit Facility are due and payable in full on June 28, 2023, subject to earlier acceleration upon certain conditions.  Letter of credit obligations under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

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

As of March 31, 2021 and December 31, 2020, $7.4 million and $9.9 million, respectively, were outstanding under the SIC Credit Facility. The Company also has $0.6 million in letters of credit outstanding at March 31, 2021.  The SIC Credit Facility is subject to certain financial covenants. At March 31, 2021, the Company was in compliance with the financial covenants.

The Company incurred debt issuance costs of $0.5 million in connection with the SIC Credit Facility. These costs are amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs were less than $0.1 million for the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, SIC had $0.2 million of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability in the accompanying condensed consolidated balance sheets.

Note 9. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
RDS equipment and vehicle notes	$126	$141
ASG term loans	152,511	152,773
	152,637	152,914
Unamortized debt issuance costs	(2,696)	(2,765)
Total long-term debt	149,941	150,149
Current portion of long-term debt, net of financing fees	$15,571	$15,623
Long-term debt, net of current portion and financing fees	$134,370	$134,526

RDS Equipment and Vehicle Notes

RDS has financed the acquisition of certain vehicles, property, and equipment with notes payable that mature at various times through May 2024. As of March 31, 2021 and December 31, 2020, the outstanding balance on equipment and vehicle notes payable totaled $0.1 million and $0.1 million, respectively. These notes are secured by the vehicles and equipment that were financed and require monthly interest and principal payments.

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

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was further amended in August 2018 to adjust the borrowing capacity to $101.4 million and was further amended in December 2018 to increase the borrowing capacity to $174.2 million.  On February 7, 2020, the Term Loan Facility was amended to revise certain leverage ratio covenant requirements.  The required leverage ratio measured as of the end of each fiscal quarter ending on March 31, 2020, and each fiscal quarter thereafter to (and including) the fiscal quarter ending December 31, 2020, was increased to 3.90:1.00, after which it would be reduced to 3.75:1.00 for the fiscal quarter ending March 31, 2021, and each fiscal quarter ending thereafter. On March 10, 2021, the Term Loan Facility was further amended to adjust the required leverage ratio (as defined in the Term Loan Facility).  The required leverage ratio as of March 31, 2021, and each fiscal quarter ending thereafter was increased from 3.75:1.00 to 4.00:1.00.

On April 8, 2020, the Term Loan Facility was further amended, which amendment, among other things, (i) waived the requirement that the Company prepay the Term Loans with Excess Cash Flow (as defined in the Term Loan Facility) then due for payment in respect of the fiscal year ending December 31, 2019, (ii) amended the Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) covenant applicable to the fiscal year ending December 31, 2020, to be tested on a monthly basis and requires the Company and its subsidiaries to maintain a reduced Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) of not less than 1.00:1.00 for each month during such fiscal year, and (iii) does not require the Company to test the Total Leverage (as defined in the Term Loan Facility) covenant effective as of the execution date of April 8, 2020, through and including December 31, 2020, for any fiscal quarter end during such period, for so long as the Company and its subsidiaries maintain Financial Covenant Availability (as defined in the Term Loan Facility) of not less than $35 million at all times during such fiscal quarter.

Borrowings under the Term Loan Facility bear interest per year equal to either: (i) the base rate plus 4.75% for a base rate loan, or (ii) the LIBOR rate plus 6.75% for a LIBOR loan in the event the leverage ratio is greater than 2.40:1.00.  In the event the leverage ratio is less than 2.40:1.00, the rates decrease to either (i) the base rate plus 4.25% for a base rate loan or (ii) the LIBOR rate plus 6.25% for a LIBOR loan. The base rate is the greater of (i) the publicly announced interest rate by the reference bank as its reference rate, the base commercial lending rate or prime rate, and (ii) 3.5% per annum. The interest rate assessed as of March 31, 2021, was 7.5%.  Interest is payable monthly with principal payments due in quarterly installments beginning July 1, 2017 through maturity (February 28, 2023). As of March 31, 2021, and December 31, 2020, the Company had $152.5 million and $152.8 million outstanding, respectively, under the Term Loan Facility.

In addition, the Term Loan Facility also requires the Company to prepay amounts outstanding, subject to certain exceptions (and, with respect to clauses (i) and (ii) below, certain limited reinvestment rights), with: (i) 100% of the net proceeds of any asset disposition in excess of $0.75 million in any fiscal year, (ii) 100% of any insurance or condemnation awards that are greater than $2.5 million, (iii) 100% of the net proceeds of any equity issuances, (iv) 100% of the net proceeds of any issuance of indebtedness (other than certain permitted indebtedness), and (v) 100% of any net cash proceeds received outside the ordinary course of business.  The estimated prepayment amount due under the terms of the agreement in 2021 is $15.7 million, which is classified within the current portion of long-term debt on the consolidated balance sheet as of March 31, 2021 and December 31, 2020.

Substantially all of the Company’s assets, including accounts receivable and inventory, are collateral for the Term Loan Facility, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain covenants pursuant to these term loans. The Company was in compliance with all financial covenants as of March 31, 2021, and December 31, 2020.

The Company incurred debt issuance costs in connection with its term loans. These costs are being amortized to non-cash interest expense over the terms of the related notes on a straight-line basis, which approximates the effective interest rate method. Non-cash interest expense related to these costs was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.  At March 31, 2021, and December 31, 2020, the unamortized debt issuance costs related to the term loans totaled $2.7 million and $2.8 million, respectively, and are shown as a direct deduction from the liability on the accompanying condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property and equipment (“PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically four years. The total acquisition cost included in PP&E related to the leased vehicles was $12.7 million and $12.3 million at March 31, 2021 and December 31, 2020, respectively. Total accumulated amortization related to the leased vehicles is $4.5 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively. Amortization expense was $0.8 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Included in the capital lease balances is approximately $3.1 million of assets that were sold and subsequently leased back during 2019 and in the first quarter of 2020 related to certain ERP software and equipment. The transaction did not qualify for sale-leaseback accounting and no sale was recognized. Proceeds received in the first quarter of 2020 from the transaction were reported as a financing activity in the statement of cash flows for the three months ended March 31, 2020.

RDS leases its corporate, administrative, fabrication and warehousing facilities under long-term non-cancelable operating lease agreements expiring at various dates through March 2026. The monthly rents are subject to annual increases and generally require the payment of utilities, real estate taxes, insurance and repairs. Three of RDS’ facility leases are with a company owned by a Company stockholder and five other facilities are leased from current employees, contractors or former owners of acquired businesses.

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

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at March 31, 2021 and December 31, 2020 was $1.8 million and $1.9 million, respectively. Aggregate rent expense for the three months ended March 31, 2021 and 2020, respectively, totaled $4.8 million and $5.0 million, respectively.

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

Exclusive Distributor Rights

A main quartz supplier of ASG’s Pental business has granted ASG exclusive distribution rights in 23 states in the United States. To maintain these rights, ASG must meet certain minimum purchase requirements. ASG was required to purchase between 480 and 540 containers during the year ended December 31, 2020. Minimum purchase volumes then increase to 645 containers per quarter during 2021 up to 1,332 containers per quarter during 2025.

Using an estimated price per container based on the average price per container in 2020, the future minimum purchases to maintain the exclusive rights as of March 31, 2021 are as follows:

(in thousands)	Amount
Remaining in 2021	$68,779
2022	102,186
2023	121,837
2024	145,419
2025	174,502
Thereafter	—
$612,723

If ASG does not purchase at least eighty percent (80%) of the minimum purchase volumes for two consecutive quarters, or at least ninety percent (90%) of the minimum purchase volumes in any calendar year, the supplier has the right to terminate ASG’s exclusive distribution rights. There are no financial penalties to ASG if such commitments are not met; however, the supplier reserves the right to terminate the exclusive distribution rights.  For the year ended December 31, 2020, ASG did not meet the eighty percent (80%) minimum purchase volume threshold primarily as a result of the challenging economic and business environment resulting from COVID-19 during 2020.  ASG and the supplier have discussed the impact of the current economic environment on the minimum purchase volumes and have reached an informal understanding around reduced purchase volumes.  The supplier must give 60 days notice to terminate this exclusivity arrangement, which has not been received by the Company. While ASG maintains good relationships with this supplier and believes that it would be unlikely that such supplier would terminate the exclusive relationship, there is no guarantee that such supplier will not terminate the exclusive relationship in the future due to ASG’s failure to purchase the minimum volumes.  As part of our supply chain management program, we routinely identify, evaluate and purchase from alternative sources of quartz products; however, depending on factors such as timing, notice, and industry capacity, in the event the supplier were to terminate ASG’s distribution rights it could have a material impact on ASG’s supply chain and ASG may be unable to find an alternative source for quartz in a timely manner or on favorable terms.

Note 11. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares.  As of March 31, 2021, there were 1,661,047 shares of the Company’s common stock subject to outstanding awards and 9,439 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan.

On March 26, 2019, the board of directors adopted the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which was approved at the 2019 Annual Meeting of Stockholders on May 15, 2019. The 2019 Incentive Plan serves as the successor to the 2017 Plan; however, shares continued to be available for award grants under the 2017 Plan following the effectiveness of the 2019 Incentive Plan. The maximum aggregate number of shares issuable under the 2019 Incentive Plan is 1,700,000. As of March 31, 2021, there were 112,000 shares of the Company’s common stock subject to outstanding awards and 1,588,000 shares of the Company’s common stock were reserved and available for future awards under the 2019 Plan.

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

For the three months ended March 31, 2021, 620,000 restricted stock units were granted under the Plans to certain directors, executives, and key employees. Certain of these restricted stock units included a market condition under ASC 718 “Compensation – Stock Compensation.”

During the three months ended March 31, 2019, restricted stock units were granted to certain executives and included both a service and a performance condition. The performance condition was achievement of a 2021 earnings target and the level of achievement of the earnings target would determine the number of shares to be issued.  In the first quarter of 2020, the performance condition for these shares that was deemed probable of vesting as of December 31, 2019, was determined to be no longer probable of vesting.  This resulted in a reversal of stock compensation expense of approximately $1.6 million recorded during the three months ended March 31, 2020.  In the third quarter of 2020, the majority of these performance awards were cancelled, with the remainder being cancelled during the fourth quarter of 2020.

In connection with the appointment of certain executive officers in 2020, the Company awarded 675,000 time-based restricted stock units and 675,000 performance-based restricted stock units in total to the new executive officers. All of these restricted stock units were granted to these new executives as inducement awards in accordance with NASDAQ Listing Rule 5635(c)(4) and were not granted under the Plans.  The time-based restricted stock units vest in equal annual installments over four years, subject to continued employment with the Company.  The performance-based restricted stock units contain market conditions based on the closing price of the Company’s common stock exceeding specific price hurdles for 20 consecutive trading days, and subject to continued employment with the Company. Total outstanding inducement awards as of March 31, 2021, and December 31, 2020, were 1,225,000 and 1,350,000, respectively. These inducement awards are not included in the table below.

The Company estimated the fair value of all shares granted on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the restricted stock units issued during the three months ended March 31, 2021 was determined using the closing share price on the date of grant.  For shares issued with a market condition, the Monte Carlo simulation model was used to determine the fair value of the award.  Inputs into the Monte Carlo simulation model for applicable awards during the three months ended March 31, 2021, included a dividend yield of 0%, an expected volatility rate of 72.54%, and a risk-free rate of 0.51%.

A summary of the Company’s restricted stock activity for the Plans for the three months ended March 31, 2021 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2021	1,447,419	$5.33
Granted	620,000	$8.80
Forfeited	198,532	$11.08
Vested	95,840	$11.12
Nonvested shares at March 31, 2021	1,773,047	$6.50

As of March 31, 2021, total remaining stock-based compensation expense for nonvested restricted stock units is $13.5 million, which is expected to be recognized over a weighted average remaining period of 3.1 years.

Total stock-based compensation expense (benefit) recognized for restricted stock units for the three months ended March 31, 2021 and 2020 was $1.2 million and $(0.7) million, respectively.

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

The Company did not record any phantom stock-based compensation expense during the three months ended March 31, 2021. The Company recorded phantom stock-based compensation expense of less than $0.01 million during the three months ended March 31, 2020. There were no outstanding phantom shares as of December 31, 2020.

Note 12. Provision for Income Taxes

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended March 31, 2021, the effective tax rate of 70.09% increased compared to the effective tax rate of 44.76% for the three months ended March 31, 2020, due to the impact of discrete items in relation to the amount of the Company’s pre-tax earnings. The discrete items include unrecognized tax benefits related to the TAC acquisition and unfavorable adjustments resulting from ASU 2016-09, which requires excess tax benefits and deficiencies related to stock compensation to be recognized as a component of income tax expense rather than stockholders’ equity.

In response to the global impacts of COVID-19 on U.S. companies and citizens, the federal government enacted the CARES Act on March 27, 2020.  The CARES Act included several temporary tax relief provisions for companies, including modifications to the interest deduction limitation and a five-year net operating loss carryback.  In response to these tax relief provisions, the Company adjusted its deferred tax asset related to the interest limitation and anticipates carrying back any net operating loss generated in 2020 to prior tax periods.

Note 13. Related Party Transactions

Facility Rent

RDS leases three of its facilities from a trust affiliated with a Company stockholder. Additionally, as a result of recent acquisitions, RDS also leases five of its facilities from current employees, contractors or former owners of acquired businesses. Rent expense under related party leases totaled $0.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. No amounts were unpaid under these leases at March 31, 2021 and December 31, 2020. See Note 10.

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee. Rent expense under this lease was $0.04 million and $0.03 million for the three months ended March 31, 2021 and 2020, respectively. No amounts were unpaid under this lease at March 31, 2021 and December 31, 2020. See Note 10.

Subcontractors and Suppliers

Two RDS employees have family members that have an ownership interest in a flooring subcontracting company that does business with RDS. During the three months ended March 31, 2021 and 2020, this company performed a total of $0.2 million and $0.2 million in subcontract work for RDS, respectively. Amounts due and recorded as accounts payable at March 31, 2021 and December 31, 2020 were less than $0.1 million, respectively.

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

In addition, certain costs incurred at a corporate level or at the reporting unit level that benefit the segments are not allocated. These costs include: corporate payroll costs, legal, professional service fees, interest expense, including amortization of deferred financing costs, taxes and equity-based compensation.

Information for the periods presented is provided below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue, net:
RDS	$80,411	$79,350
ASG	57,806	55,543
Elimination of intercompany sales	(430)	(515)
Consolidated total	$137,787	$134,378

Operating income (loss):
RDS	$73	$(1,607)
ASG	5,251	2,540
Elimination of intercompany activity	15	10
Unallocated corporate operating loss	(5,839)	(2,916)
Consolidated total	$(500)	$(1,973)

Capital expenditures:
RDS	$225	$606
ASG	177	766
Unallocated corporate capital expenditures	—	—
Consolidated total	$402	$1,372

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Goodwill:
RDS	$54,225	$54,225
ASG	45,564	45,564
Consolidated total	$99,789	$99,789

Other intangible assets, net:
RDS	$37,322	$38,764
ASG	37,510	39,250
Consolidated total	$74,832	$78,014

Total assets:
RDS	$189,406	$193,488
ASG	200,785	198,341
Consolidation entries	155	40
Unallocated assets, including corporate	13,538	13,139
Consolidated total	$403,884	$405,008

Note 15. Subsequent Events

Events occurring after March 31, 2021, have been evaluated for possible adjustment to the condensed consolidated financial statements or disclosure as of May 6, 2021, which is the date the condensed consolidated financial statements were available to be issued. The Company continues to evaluate the impact of COVID-19 on its operations, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain.

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

These forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections.  These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report. There also may be other factors that we cannot anticipate or that are not described in this Report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

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

Recent developments relating to the outbreak of the coronavirus pandemic ("COVID-19")

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, the United States government declared the pandemic a national emergency, and most states imposed measures to reduce the spread of COVID-19, including orders to shelter in place, social distance, and close certain non-essential businesses.  The pandemic caused widespread adverse impacts to the economy and financial markets, and to our employees, customers, suppliers and other parties with whom we do business.

While the pandemic continues to impact our business through logistics disruptions and some cost inflation, we are beginning to see signs of increased sales activity, as well as industry growth with robust housing starts in addition to a strengthening repair and remodel market.  We continue to rationalize costs, tightly manage working capital, and leverage technology to generate additional efficiencies in our business, as well as to implement other cost-saving measures.  We will continue to closely monitor the COVID-19 recovery efforts throughout 2021, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the pace of recovery from the outbreak.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net Revenue. For the three months ended March 31, 2021, net revenue increased $3.4 million, or 2.5%, to $137.8 million, from $134.4 million for the three months ended March 31, 2020. Net revenue for the three months ended March 31, 2021 and 2020 is adjusted for the elimination of intercompany sales of $0.4 million and $0.5 million, respectively.

In our RDS segment, net revenue increased by $1.1 million, or 1.3%, to $80.4 million for the three months ended March 31, 2021, from $79.4 million for the three months ended March 31, 2020. The increase was largely due to increased volume primarily in the West partially offset by exited product categories and an expected shift in price/mix.

In our ASG segment, net revenue increased by $2.3 million, or 4.1%, to $57.8 million for the three months ended March 31, 2021, from $55.5 million for the three months ended March 31, 2020. This was primarily associated with a favorable price/mix for the three months ended March 31, 2021.

Cost of Revenue. For the three months ended March 31, 2021, cost of revenue increased $0.2 million, or 0.2%, to $103.9 million, from $103.7 million for the three months ended March 31, 2020.

In our RDS segment, cost of revenue remained consistent at $61.9 million for the three months ended March 31, 2021 and 2020.  This was primarily associated with the increase in net revenue, offset by cost savings from organizational design and productivity workstream initiatives for the three months ended March 31, 2021.

In our ASG segment, cost of revenue increased by $0.2 million, or 0.4%, to $42.5 million for the three months ended March 31, 2021, from $42.3 million for the three months ended March 31, 2020. This was primarily associated with the increase in net revenue, partially offset by cost savings from headcount reductions for the three months ended March 31, 2021.

Gross Profit and Margin. For the three months ended March 31, 2021, gross profit increased $3.2 million, or 10.3%, to $33.9 million, from $30.7 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, gross margin increased 1.8 percentage points to 24.6%, from 22.8% for the three months ended March 31, 2020.

In our RDS segment, gross margin increased 1.0 percentage points to 23.0% for the three months ended March 31, 2021, from 22.0% for the three months ended March 31, 2020, due to increased volume in the West which resulted in better absorption of fixed costs, along with cost savings from organizational design and productivity workstream initiatives.

In our ASG segment, gross margin increased 2.7 percentage points to 26.5% for the three months ended March 31, 2021, from 23.8% for the three months ended March 31, 2020. This increase was primarily due to improvements in price/mix and launch of new products with higher margins.

SG&A Expenses. For the three months ended March 31, 2021, SG&A expenses increased by $1.7 million, or 5.2%, to $34.4 million, from $32.7 million for the three months ended March 31, 2020.

In our RDS segment, SG&A expenses decreased by $0.6 million, or 3.2%, to $18.5 million for the three months ended March 31, 2021, from $19.1 million for the three months ended March 31, 2020. This decrease was primarily related to decreased compensation costs.

In our ASG segment, SG&A expenses decreased by $0.6 million, or 5.7%, to $10.1 million for the three months ended March 31, 2021, from $10.7 million for the three months ended March 31, 2020. This decrease was primarily related to headcount reductions year over year.

SIC corporate costs increased by $2.9 million to $5.8 million for the three months ended March 31, 2021, from $2.9 million for the three months ended March 31, 2020. This was primarily the result of additional compensation costs, and professional services fees related to improvements in strategic sourcing, organizational design and productivity, insurance programs, and facility footprint optimization initiatives.

Depreciation and Amortization. For the three months ended March 31, 2021, depreciation and amortization expenses remained relatively consistent, decreasing by $0.1 million, or 1.4%, to $5.6 million.

In our RDS segment, depreciation and amortization expenses remained relatively consistent, increasing by less than $0.1 million, or 1.6%, to $2.9 million for the three months ended March 31, 2021.

In our ASG segment, depreciation and amortization expenses decreased by $0.1 million, or 4.5%, to $2.6 million for the three months ended March 31, 2021.

Interest Expense. For the three months ended March 31, 2021, interest expense decreased by $0.5 million, or 12.1%, to $3.4 million, from $3.9 million for the three months ended March 31, 2020. Interest expense decreased primarily due to lower interest rates during the period.

Income Taxes. For the three months ended March 31, 2021, income tax benefit increased by $1.0 million to $4.2 million for the three months ended March 31, 2021, from $3.2 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, our effective tax rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations, primarily because of the impact of discrete items related to a shortfall on equity-based compensation, changes in uncertain tax positions and permanent items.

Net Loss. For the three months ended March 31, 2021, net loss decreased by $2.2 million to $1.8 million from $4.0 million for the three months ended March 31, 2020.

Adjusted EBITDA. For the three months ended March 31, 2021, Adjusted EBITDA increased to $9.6 million, from $4.5 million for the three months ended March 31, 2020.

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Consolidated net loss	$(1,805)	$(4,002)
Income tax benefit	(4,230)	(3,243)
Interest expense	3,424	3,895
Depreciation and amortization	5,566	5,644
EBITDA	2,955	2,294
Equity-based compensation	1,194	(669)
Acquisition and integration related costs	2,509	1,452
Employee related reorganization costs	583	207
Other non-recurring costs	—	679
Integration and savings initiatives costs	1,643	—
Facility closures and divestitures	692	—
New branch startup costs	5	—
Strategic alternatives costs	—	575
Adjusted EBITDA	$9,581	$4,538

Adjusted EBITDA Margin. For the three months ended March 31, 2021, Adjusted EBITDA margin increased to 7.0%, from 3.4% for the three months ended March 31, 2020.

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

As of March 31, 2021, we had liquidity of $79.2 million, comprised of $4.1 million of cash and $75.1 million of available borrowing capacity under our revolving credit facility.

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

The SIC Credit Facility is subject to certain financial covenants. At March 31, 2021, the Company was in compliance with the financial and non-financial covenants.

As of March 31, 2021, $7.4 million was outstanding under the SIC Credit Facility. The Company also had $0.6 million of outstanding letters of credit under the SIC Credit Facility at March 31, 2021.

Term Loan Facility

On February 28, 2017, AG&M and Pental, as the borrowers, entered into a financing agreement, as amended, with third party lenders (the “Term Loan Facility”), which initially provided for a $105.0 million term loan facility. The Term Loan Facility was amended in June 2018 to define the borrowers as Select Interior Concepts, Inc. and its subsidiaries, was further amended in August 2018 to adjust the borrowing capacity to $101.4 million, and was further amended in December 2018 to increase the borrowing capacity to $174.2 million.  On February 7, 2020, the Term Loan Facility was amended to revise certain leverage ratio covenant requirements.  The required leverage ratio measured as of the end of each fiscal quarter ending on March 31, 2020 and each fiscal quarter thereafter to (and including) the fiscal quarter ending December 31, 2020 was increased to 3.90:1.00, after which it would be reduced to 3.75:1.00 for the fiscal quarter ending March 31, 2021 and each fiscal quarter ending thereafter. On March 10, 2021, the Term Loan Facility was further amended to adjust the required leverage ratio (as defined in the Term Loan Facility).  The required leverage ratio as of March 31, 2021 and each fiscal quarter ending thereafter was increased from 3.75:1.00 to 4.00:1.00.

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

Substantially all of the Company’s assets are collateral for the Term Loan Facility, including accounts receivable and inventory, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all financial and nonfinancial covenants as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, approximately $152.5 million of indebtedness was outstanding under the Term Loan Facility.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. As of March 31, 2021, approximately $7.7 million of indebtedness was outstanding under vehicle and equipment loans and capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent approximately 73% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt and cash) totaled $112.0 million at March 31, 2021, compared to $113.1 million at December 31, 2020, for a net decrease of $1.1 million, primarily due to an increase in accounts payable due to working capital management as of March 31, 2021.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $5.7 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively. Net loss was $1.8 million for the three months ended March 31, 2021, and net loss was $4.0 million for the three months ended March 31, 2020.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $6.9 million for the three months ended March 31, 2021, and $5.6 million for the three months ended March 31, 2020.

Changes in operating assets and liabilities resulted in net cash provided of $0.6 million for the three months ended March 31, 2021. Changes in operating assets and liabilities resulted in net cash provided of $6.2 million for the three months ended March 31, 2020.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2021, cash flow used in investing activities was $0.4 million for capital expenditures for property and equipment, net of proceeds from disposals. For the three months ended March 31, 2020, cash flow used in investing activities was $1.4 million for capital expenditures for property and equipment, net of proceeds from disposals.

Cash Flows Provided by / (Used in) Financing Activities

Net cash provided by / (used in) financing activities was $(4.2) million and $25.5 million for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, we made principal payments of $0.3 million on term debt, aggregate net payments on the SIC Credit Facility of $2.5 million and payments on notes payable and capital leases were $0.8 million.  During the three months ended March 31, 2021, we also purchased $0.4 million of treasury stock and incurred $0.3 million in issuance fees related to the SIC Credit Facility. For the three months ended March 31, 2020, we made principal payments of $0.3 million on term debt. As of March 31, 2020, aggregate net borrowings on the SIC Credit Facility were $26.9 million and payments on notes payable were $0.7 million.  During the three months ended March 31, 2020, we also purchased $0.7 million of treasury stock and received proceeds from our ERP system lease of $0.4 million.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2021. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Remaining in 2021	1 to 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$152,637	$16,574	$136,063	$—	$—
Capital lease obligations(2)	9,118	2,310	4,110	1,362	1,336
Operating lease obligations(3)	48,020	12,066	23,677	8,336	3,941
Purchase obligations(4)	612,723	68,779	224,023	319,921	—
Total	$822,498	$99,729	$387,873	$329,619	$5,277

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

(4)

These amounts take into account a contract with a supplier of engineered stone on an exclusive basis in certain states within the United States. As part of the terms of the exclusive right to distribute the products provided under the contract, we are obligated to take delivery of a certain minimum amount of product from this supplier. If we fall short of these minimum purchase requirements in any given calendar year, we have agreed to negotiate with the supplier to arrive at a mutually acceptable resolution. There are no financial penalties to us if such commitments are not met; however, in such a case, the supplier has reserved the right, under the contract, to withdraw the exclusive distribution rights granted to us. The amount of the payment is estimated by multiplying the minimum quantity required under the contract by the average price paid in 2020.  See Note 10—Commitments and Contingencies to our condensed consolidated financial statements included in this Report for a further discussion of these minimum purchase requirements.

In addition to the contractual obligations set forth above, as of March 31, 2021, we had an aggregate of approximately $7.4 million of indebtedness outstanding under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of March 31, 2021, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended March 31, 2021, from the critical accounting policies and estimates as previously disclosed in our financial statements included in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 16, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements are calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future. In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness. At March 31, 2021, we had outstanding variable rate borrowings of approximately $159.9 million. Assuming the current level of borrowing under the variable rate debt facility, a hypothetical one-percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by $1.6 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the year ended December 31, 2020, or during the three months ended March 31, 2021. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (which we refer to as, together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in the Company’s 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These risks and uncertainties could materially and adversely affect the Company’s business, consolidated financial condition, results of operations, or cash flows. The Company’s operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the Company’s 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	7,027	$7.30	—	—
February 1, 2021 - February 28, 2021	27,938	8.80	—	—
March 1, 2021 - March 31, 2021	8,695	8.59	—	—
Total	43,660	$8.52	—	—

(1)

Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 119,382 shares of restricted stock awarded under our 2017 Plan or inducement awards in accordance with NASDAQ Listing Rule 5635(c)(4).

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

10.1†*	Employment Agreement, dated as of March 1, 2021, by and between the Company and Karl Adrian.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Select Interior Concepts, Inc.

Date: May 6, 2021	By:	/s/ L.W. Varner, Jr.
L.W. Varner, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2021	By:	/s/ Lance D. Brown
Lance D. Brown
Chief Accounting Officer (Principal Accounting Officer)