Form 10-Q
period 2021-06-30
Select Interior Concepts, Inc.
filed 2021-08-09
CIK 1723866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 31, 2021, the registrant had 25,920,563 shares of Class A common stock, par value $0.01 per share, outstanding.

SELECT INTERIOR CONCEPTS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Interior Concepts, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash	$36,920	$1,594
Restricted cash	5,000	—
Accounts receivable, net of allowance for doubtful accounts of $205 and $195 at June 30, 2021 and December 31, 2020, respectively	21,875	18,222
Inventories	90,988	84,165
Prepaid expenses and other current assets	5,133	2,312
Income taxes receivable	2,117	4,617
Current assets of discontinued operations	—	81,393
Total current assets	162,033	192,303
Property and equipment, net of accumulated depreciation of $17,487 and $15,930 at June 30, 2021 and December 31, 2020, respectively	6,071	6,713
Deferred tax assets, net	14,878	14,905
Goodwill	45,564	45,564
Customer relationships, net of accumulated amortization of $28,616 and $25,548 at June 30, 2021 and December 31, 2020, respectively	31,564	34,632
Other intangible assets, net of accumulated amortization of $3,589 and $3,172 at June 30, 2021 and December 31, 2020, respectively	4,201	4,618
Other assets	1,009	757
Non-current assets of discontinued operations	—	112,021
Total assets	$265,320	$411,513
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$32,188	$26,337
Accrued expenses and other current liabilities	9,442	10,572
Customer deposits	6,554	5,089
Current portion of long-term debt, net of financing fees of $1,279 at December 31, 2020	—	15,482
Current portion of capital lease obligations	268	239
Current liabilities of discontinued operations	—	36,825
Total current liabilities	48,452	94,544
Line of credit	—	9,623
Long-term debt, net of current portion and financing fees of $1,486 at December 31, 2020	—	134,526
Long-term capital lease obligations	1,799	1,602
Other long-term liabilities	1,953	2,102
Non-current liabilities of discontinued operations	—	14,925
Total liabilities	$52,204	$257,322
Commitments and contingencies (see Note 11)
Stockholders' equity
Class A common stock, par value $0.01 per share; 100,000,000 shares authorized; 26,184,793 shares issued and 25,920,563 outstanding at June 30, 2021 and 25,609,758 shares issued and 25,449,025 outstanding at December 31, 2020	261	256
Treasury stock, 264,230 shares at June 30, 2021 and 160,733 shares at December 31, 2020, at cost	(2,285)	(1,279)
Additional paid-in capital	168,666	165,048
Retained earnings (accumulated deficit)	46,474	(9,834)
Total stockholders' equity	$213,116	$154,191
Total liabilities and stockholders' equity	$265,320	$411,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenue, net	$67,186	$51,994	$124,563	$107,021
Cost of revenue	47,208	38,800	89,253	80,600
Gross profit	19,978	13,194	35,310	26,421
Selling, general and administrative expenses	14,818	13,238	29,019	26,396
Income (loss) from operations	5,160	(44)	6,291	25
Other expense:
Interest expense	78	48	119	98
Loss on extinguishment of debt	2,385	—	2,385	—
Total other expense, net	2,463	48	2,504	98
Income (loss) from continuing operations before provision for (benefit from) income taxes	2,697	(92)	3,787	(73)
Provision for (benefit from) income taxes	181	158	451	(80)
Net income (loss) from continuing operations	2,516	(250)	3,336	7
Discontinued operations:
Loss from discontinued operations, net of income taxes	(3,199)	(2,929)	(5,824)	(7,188)
Gain on disposal of discontinued operations, net of income taxes	58,796	—	58,796	—
Net income (loss) from discontinued operations	55,597	(2,929)	52,972	(7,188)
Net income (loss)	$58,113	$(3,179)	$56,308	$(7,181)

Basic earnings (loss) per share of common stock
Continuing operations	$0.10	$(0.01)	$0.13	$0.00
Discontinued operations	2.17	(0.12)	2.07	(0.28)
Net income (loss)	$2.27	$(0.13)	$2.20	$(0.28)
Diluted earnings (loss) per share of common stock
Continuing operations	$0.09	$(0.01)	$0.12	$0.00
Discontinued operations	2.05	(0.12)	1.96	(0.28)
Net income (loss)	$2.14	$(0.13)	$2.08	$(0.28)
Weighted average shares outstanding
Basic common stock	25,591,118	25,328,649	25,543,031	25,260,425
Diluted common stock	27,172,043	25,328,649	27,019,433	25,267,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows provided by operating activities
Net income (loss)	$56,308	$(7,181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,919	11,367
Gain on sale of RDS business	(65,385)	—
Loss on extinguishment of debt	2,385	—
Equity-based compensation	3,618	554
Deferred provision for income taxes	515	328
Amortized interest on deferred debt issuance costs	688	494
Provision for doubtful accounts	31	(343)
Gain on disposal of property and equipment, net	(376)	(5)
Other	(14)	(44)
Changes in operating assets and liabilities:
Accounts receivable	3,501	5,587
Inventories	(9,648)	4,998
Prepaid expenses and other current assets	(7,016)	(3,882)
Other assets	(131)	(322)
Accounts payable	6,137	6,443
Accrued expenses and other current liabilities	(2,797)	(467)
Income taxes receivable	2,500	(2,950)
Customer deposits	554	2,047
Other long-term liabilities	(195)	936
Net cash provided by operating activities	1,594	17,560
Cash flows provided by (used in) investing activities
Purchase of property and equipment	(1,546)	(2,436)
Proceeds from disposal of property and equipment	127	22
Proceeds from the sale of the RDS business, net	204,332	—
Net cash provided by (used in) investing activities	202,913	(2,414)
Cash flows used in financing activities
Proceeds from ERP financing	—	376
Payments on the line of credit, net	(9,872)	(12,601)
Deferred issuance costs	(327)	(2,231)
Purchase of treasury stock	(1,006)	(704)
Payments on notes payable and capital leases	(1,582)	(1,527)
Principal payments on long-term debt	(152,774)	(525)
Net cash used in financing activities	(165,561)	(17,212)
Net increase (decrease) in cash	$38,946	$(2,066)
Cash and restricted cash, beginning of period	1,594	1,070
Cash and restricted cash - discontinued operations, beginning of period	1,380	3,932
Cash and restricted cash - discontinued operations, end of period	—	872
Cash and restricted cash, end of period	$41,920	$2,064
Supplemental disclosures of cash flow information
Cash paid for interest	$6,044	$7,018
Cash paid (refunded) for income taxes, net of refunds	$(1,230)	$211
Supplemental disclosures of non-cash investing activities
Acquisition of equipment and vehicles with long-term debt and capital leases	$563	$596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except share data)	Class A Common Stock Shares	Class A Common Stock	Treasury Stock, at Cost	Total Additional Paid-in Capital	Total Retained Earnings (Accumulated Deficit)	Total
Balance as of December 31, 2019	25,139,542	$251	$(391)	$161,396	$19	$161,275
Equity-based compensation	—	—	—	(669)	—	(669)
Issuance of Class A common stock awards	69,377	1	—	863	—	864
Issuance of Class A common stock due to restricted stock vesting	213,339	2	—	—	—	2
Repurchase of Class A common stock	—	—	(655)	—	—	(655)
Net loss	—	—	—	—	(4,002)	(4,002)
Balance as of March 31, 2020	25,422,258	$254	$(1,046)	$161,590	$(3,983)	$156,815
Equity-based compensation	—	—	—	1,223	—	1,223
Issuance of Class A common stock due to restricted stock vesting	78,591	1	—	—	—	1
Repurchase of Class A common stock	—	—	(49)	—	—	(49)
Net loss	—	—	—	—	(3,179)	(3,179)
Balance as of June 30, 2020	25,500,849	$255	$(1,095)	$162,813	$(7,162)	$154,811

Balance as of December 31, 2020	25,609,758	$256	$(1,279)	$165,048	$(9,834)	$154,191
Equity-based compensation	—	—	—	1,194	—	1,194
Issuance of Class A common stock due to restricted stock vesting	121,882	1	—	—	—	1
Repurchase of Class A common stock	—	—	(372)	—	—	(372)
Net loss	—	—	—	—	(1,805)	(1,805)
Balance as of March 31, 2021	25,731,640	$257	$(1,651)	$166,242	$(11,639)	$153,209
Equity-based compensation	—	—	—	2,424	—	2,424
Issuance of Class A common stock due to restricted stock vesting	453,153	4	—	—	—	4
Repurchase of Class A common stock	—	—	(634)	—	—	(634)
Net income	—	—	—	—	58,113	58,113
Balance as of June 30, 2021	26,184,793	$261	$(2,285)	$168,666	$46,474	$213,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Interior Concepts, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Description

These financial statements reflect the consolidated operations of Select Interior Concepts, Inc. (“SIC” or the “Company”).

SIC is a Delaware corporation that was restructured in November 2017 to be a holding company through which to consolidate diversified building products and services companies.  Through its primary operating subsidiary, Architectural Surfaces Group (“ASG”), the Company imports and distributes natural and engineered stone slabs for kitchen and bathroom countertops. The Company has operations in the Northeast, Southeast, Southwest, Midwest, Mountain West, and West Coast regions of the United States.

The Company sold its former operating subsidiary Residential Design Services (“RDS”) in a transaction that closed June 30, 2021.  See further discussion in Note 3 – Discontinued Operations.

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

The condensed consolidated financial statements include the accounts of SIC and its wholly owned subsidiary ASG, and its respective wholly-owned subsidiaries, and are presented in accordance with GAAP. The Company sold the operations of its formerly wholly-owned subsidiary RDS in a transaction that closed in June 2021. The results of RDS and its wholly-owned subsidiaries have been presented in discontinued operations in the accompanying consolidated financial statements.  References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021.

There have been no changes to our significant accounting policies described in our consolidated financial statements and related disclosures as of December 31, 2020 that have had a material impact on our condensed consolidated financial statements and related notes.  There is no longer segment reporting presented under ASC 280 as only one operating segment remains as of June 30, 2021 due to the sale and discontinued operations of the RDS business.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these financial statements to adjust amounts for reporting under continuing and discontinued operations (see Note 3).

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share for the three and six months ended June 30, 2021 and 2020, are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share for common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended	Three Months Ended
(in thousands, except share and per share data)	June 30, 2021	June 30, 2020
Net income (loss) from continuing operations	$2,516	$(250)
Net income (loss) from discontinued operations	55,597	(2,929)
Net income (loss)	$58,113	$(3,179)
Weighted average shares of common stock outstanding:
Basic common stock	25,591,118	25,328,649
Diluted common stock	27,172,043	25,328,649
Basic earnings (loss) per share of common stock
Continuing operations	$0.10	$(0.01)
Discontinued operations	2.17	(0.12)
Net income (loss)	$2.27	$(0.13)
Diluted earnings (loss) per share of common stock
Continuing operations	$0.09	$(0.01)
Discontinued operations	2.05	(0.12)
Net income (loss)	$2.14	$(0.13)

	Six Months Ended	Six Months Ended
(in thousands, except share and per share data)	June 30, 2021	June 30, 2020
Net income from continuing operations	$3,336	$7
Net income (loss) from discontinued operations	52,972	(7,188)
Net income (loss)	$56,308	$(7,181)
Weighted average shares of common stock outstanding:
Basic common stock	25,543,031	25,260,425
Diluted common stock	27,019,433	25,267,083
Basic earnings (loss) per share of common stock
Continuing operations	$0.13	$0.00
Discontinued operations	2.07	(0.28)
Net income (loss)	$2.20	$(0.28)
Diluted earnings (loss) per share of common stock
Continuing operations	$0.12	$0.00
Discontinued operations	1.96	(0.28)
Net income (loss)	$2.08	$(0.28)

Restricted stock awards outstanding totaling 2,067,202 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2020, because the Company reported a net loss from continuing operations.

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

Restricted Cash

At June 30, 2021, the Company had restricted cash of $5.0 million. The restricted cash is funds held in escrow related to the sale of the RDS business.  See further discussion in Note 3 – Discontinued Operations.

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

At June 30, 2021 and December 31, 2020, the carrying value of the Company’s cash, accounts receivable, accounts payable, and short-term obligations approximate their respective fair values because of the short maturities of these instruments. The recorded values of the line of credit, term loans, and notes payable approximate their fair values, as interest rates approximate market rates. There were no transfers within Level 3 fair value measurements during the six months ended June 30, 2021.

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

	Range of estimated useful lives	Weighted average useful life
Customer relationships	6 years – 10 years	10 years
Trade names	5 years – 11 years	10 years
Non-compete agreements	Life of agreement	4 years

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, or at least annually. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted cash flows of the related operations. If the aggregate of these cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. There were no impairment losses on long-lived assets for the six month period ended June 30, 2021 or the year ended December 31, 2020.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, including intangible assets. Goodwill is tested annually for impairment as of December 31, and whenever events or circumstances arise that indicate impairment may have occurred.  No events or circumstances occurred during the interim period ending June 30, 2021, that required interim testing of goodwill.

Revenue Recognition

The Company’s revenue derived from the sale of imported granite, marble, and related items is recognized at a point in time when control over a product is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the branch or when goods are delivered to a customer location.

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

Note 3. Discontinued Operations

On May 9, 2021, the Company announced it had entered into an Equity Purchase Agreement, dated May 9, 2021 (the “Purchase Agreement”), with Signal Holdco, LP, the parent of Interior Logic Group and a portfolio company of Blackstone (“Signal”). Pursuant to the Purchase Agreement, Signal agreed to purchase from Residential Design Services, LLC (“Seller”) all of the issued and outstanding shares of common stock of L.A.R.K. Industries, Inc. (the “RDS Divestiture”). L.A.R.K. Industries, Inc., together with its subsidiaries, operates the Company’s Residential Design Services business (the “RDS Business”).

On June 7, 2021, Signal assigned all of its rights, title and interest in and to the Purchase Agreement to its affiliate, Interior Logic Group Holdings IV, LLC, a Delaware limited liability company (“Purchaser”).  On June 30, 2021, the Company and Seller completed the RDS Divestiture. Pursuant to the Purchase Agreement, Purchaser acquired the RDS Business for a purchase price of $215 million in cash, subject to customary purchase price adjustments.  Pursuant to the Transition Services Agreement within the Purchase Agreement, the Company will provide certain transition services for finance, accounting, and tax for specified periods extending up to the filing of the 2021 income tax returns for no additional consideration.  Additionally, information technology services will be provided as requested for a term of up to three months after closing for estimated fair value consideration.  Reciprocal services will be provided by the Purchaser for no consideration for periods also extending through the filing of the 2021 income tax returns.  The value of these services are not estimated to be material and are reciprocal in nature and accordingly, no fair value has been assigned to these services.

Proceeds received from the transaction include $5.0 million of cash that was put into an escrow account subject to the settlement of working capital adjustments within 75 days of the closing on June 30, 2021.  This cash is included within Restricted Cash in the accompanying condensed consolidated financial statements.

The Company recorded an estimated pre-tax gain on the RDS Divestiture of $63.1 million in the second quarter of 2021, which is inclusive of transaction and closing costs. Final working capital adjustments provided within 75 days of close of the transaction may impact the final gain calculation. The Company recognized income tax expense associated with the gain on disposal of $4.31 million during the second quarter of 2021, which included the impact of the disposal of non-deductible goodwill.

Information related to the RDS Divestiture has been reflected in the accompanying condensed consolidated financial statements as follows:

•

Balance sheets - As a result of the sale of the RDS business on June 30, 2021, there are no remaining RDS business assets and liabilities on the balance sheet as of June 30, 2021.  RDS’ business assets and liabilities as of December 31, 2020 have been presented as discontinued operations.

•	Statements of operations - The RDS business results of operations for the three and six months ended June 30, 2021 and 2020 have been presented as discontinued operations.
•

Statements of cash flows - The RDS business cash flows prior to its sale have been included in the consolidated statement of cash flows. The consolidated statement of cash flows for the six months ended June 30, 2021 also includes the effects of the sale of the RDS business.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, the assets and liabilities of the RDS business have been separately presented in discontinued operations in the consolidated balance sheet as of December 31, 2020. The following table presents the components of the RDS business assets and liabilities as of December 31, 2020:

(in thousands)	December 31, 2020
Cash	$1,380
Accounts receivable	50,136
Inventories	14,817
Prepaid expenses and other current assets	15,060
Current assets of discontinued operations	$81,393

Property and equipment, net	$14,343
Goodwill	54,224
Customer relationships, net	28,068
Other intangible assets, net	10,696
Other assets	4,690
Non-current assets of discontinued operations	$112,021

Accounts payable	$21,386
Accrued expenses and other current liabilities	9,782
Customer deposits	3,055
Current portion of long-term debt	141
Current portion of capital lease obligations	2,461
Current liabilities of discontinued operations	$36,825

Long-term capital lease obligations	$3,633
Deferred income taxes	6,028
Other long-term liabilities	5,264
Non-current liabilities of discontinued operations	$14,925

The following table presents the results of discontinued operations related to the RDS business and the gain on disposal:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue, net	$90,270	$73,448	$170,681	$152,798
Cost of revenue	71,108	55,942	132,984	117,826
Gross profit	19,162	17,506	37,697	34,972
Selling, general and administrative expenses	19,905	17,499	40,069	37,008
Income (loss) from operations	(743)	7	(2,372)	(2,036)
Interest expense	3,206	3,584	6,590	7,428
Other (income) expense, net	(108)	(34)	2,003	1,343
Loss from discontinued operations before income taxes	(3,841)	(3,543)	(10,965)	(10,807)
Benefit from income taxes	(642)	(614)	(5,141)	(3,619)
Loss from discontinued operations, net of tax	(3,199)	(2,929)	(5,824)	(7,188)
Gain on disposal of discontinued operations before income taxes	63,107	—	63,107	—
Provision for income taxes on gain on disposal	4,311	—	4,311	—
Gain on disposal of discontinued operations net of income taxes	58,796	—	58,796	—
Net income (loss) from discontinued operations	$55,597	$(2,929)	$52,972	$(7,188)

Selling, general and administrative expenses of discontinued operations include certain corporate costs incurred directly related to the RDS business, including equity-based compensation expense for RDS employees and professional fees incurred directly in support of the RDS business. All other corporate costs are classified within the results of continuing operations. The sale of the RDS business required the Company to settle the outstanding balances on the line of credit (see Note 9) and the Term Loan Facility (see Note 10). In accordance with ASC 205, Presentation of Financial Statements, interest expense associated with these debt instruments are allocated to discontinued operations.

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Six Months Ended June 30,
(in thousands)	2021	2020
Depreciation and amortization	$5,720	$5,787
Stock compensation expense	$1,397	$486
Capital expenditures	$1,099	$1,470
Acquisition of equipment and vehicles with long-term debt and capital leases	$158	$596

The following table summarizes the gain on the disposal of the RDS business, which has been included in discontinued operations for the three and six months ended June 30, 2021:

(in thousands)
Proceeds from sale (a)	$204,332
Less net assets of RDS Business (b)	139,407
Plus estimated net working capital adjustment	460
Gain on disposal before transaction costs paid by Company	65,385
Less transaction costs paid by Company	2,278
Gain on disposal of discontinued operations before income taxes	63,107
Provision for income taxes	(4,311)
Gain on disposal of discontinued operations, net of income taxes	$58,796

(a)

Represents net proceeds received, which includes the purchase price of $215 million less net purchase price adjustments and transaction closing costs paid directly by the Purchaser on the Company’s behalf.

(b)	Represents net assets of the RDS business on the date of sale, less cash on hand at RDS of $2.9 million, which was netted within proceeds from the sale.

Note 4. Revenue

The timing of revenue recognition, billings, and cash collections generally results in billed accounts receivable and customer deposits in the Company’s Consolidated Balance Sheets.

The Company records customer deposits, which represent contract liabilities, when it receives payment prior to fulfilling a performance obligation or has billings in excess of revenue recognized. Contract liabilities related to revenues are recorded in customer deposits in the Company’s Consolidated Balance Sheets. The Company had total contract liabilities of $6.6 million and $5.1 million as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities are normally recognized to net revenue within three to six months subsequent to each balance sheet date.  The Company does not have any material performance obligations for contracts that extend beyond one year.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue from contracts with customers is disaggregated by product category as this is how management evaluates the nature, amount, timing and uncertainty of revenue and cash flows as affected by economic factors.

The following table presents net revenue disaggregated by product category for the three and six months ended June 30, 2021 and 2020, respectively:

(in thousands)	For the Three Months Ended June 30, 2021%		For the Three Months Ended June 30, 2020%
Quartz	$44,442	66%	$30,427	59%
Stone	18,950	29%	15,898	31%
Tile	2,901	4%	3,766	7%
Other	893	1%	1,903	3%
	$67,186	100%	$51,994	100%

(in thousands)	For the Six Months Ended June 30, 2021%		For the Six Months Ended June 30, 2020%
Quartz	$80,634	65%	$62,821	59%
Stone	34,648	28%	32,720	30%
Tile	6,056	5%	7,526	7%
Other	3,225	2%	3,954	4%
	$124,563	100%	$107,021	100%

Note 5. Concentrations, Risks and Uncertainties

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

For the three and six months ended June 30, 2021 and 2020, there were no customers which accounted for 10.0% or more of the Company’s total revenues.  There were no customers which accounted for 10.0% or more of total accounts receivable as of June 30, 2021 or December 31, 2020.

Note 6. Inventories

Inventories are valued at the lower of cost (using specific identification and first-in first-out methods) or net realizable value. Inventory consisted of raw materials as follows:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$90,988	$84,165

Note 7. Property and Equipment, net

Property and equipment consisted of the following at:

(in thousands)	June 30, 2021	December 31, 2020
Vehicles	$5,011	$4,746
Machinery and equipment	2,652	2,582
Leasehold improvements	4,727	4,638
Furniture and fixtures	7,663	7,382
Computer equipment and internal-use software	1,889	1,763
Other	1,616	1,532
	23,558	22,643
Less: accumulated depreciation and amortization	(17,487)	(15,930)
Property and equipment, net	$6,071	$6,713

Depreciation and amortization expense of property and equipment totaled $0.8 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, $0.3 million and $0.5 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For the three months ended June 30, 2020, $0.5 million and $0.5 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. Depreciation and amortization expense of property and equipment for discontinued operations totaled $1.4 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively.

Depreciation and amortization expense of property and equipment totaled $1.7 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. For six months ended June 30, 2021, $0.6 million and $1.1 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. For six months ended June 30, 2020, $1.0 million and $1.1 million of depreciation expense was included in cost of goods sold and general and administrative expense, respectively. Depreciation and amortization expense of property and equipment for discontinued operations totaled $2.9 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $45.6 million as of June 30, 2021 and December 31, 2020.

Intangible Assets

The following table provides the gross carrying amount, accumulated amortization and net book value for each class of intangible assets as of June 30, 2021:

(in thousands)	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180
Trade names	7,740
Non-compete agreements	50
$67,970

(in thousands)	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(28,616)
Trade names	(3,555)
Non-compete agreements	(34)
$(32,205)

(in thousands)	Total Net Book Value
Net Book Value
Customer relationships	$31,564
Trade names	4,185
Non-compete agreements	16
$35,765

The following table provides the gross carrying amount, accumulated amortization and net book value for each class of intangible assets as of December 31, 2020:

(in thousands)	Total Gross Carrying Amount
Gross Carrying Amount
Customer relationships	$60,180
Trade names	7,740
Non-compete agreements	50
$67,970

(in thousands)	Total Accumulated Amortization
Accumulated Amortization
Customer relationships	$(25,548)
Trade names	(3,139)
Non-compete agreements	(33)
$(28,720)

(in thousands)	Total Net Book Value
Net Book Value
Customer relationships	$34,632
Trade names	4,601
Non-compete agreements	17
$39,250

Amortization expense on intangible assets from continuing operations totaled $1.7 million and $3.5 million during the three and six months ended June 30, 2021, respectively. Amortization expense on intangible assets from discontinued operations totaled $1.4 million and $2.9 million during the three and six months ended June 30, 2021, respectively.

Amortization expense on intangible assets from continuing operations totaled $1.7 million and $3.5 million during the three and six months ended June 30, 2020, respectively. Amortization expense on intangible assets from discontinued operations totaled $1.4 million and $2.9 million during the three and six months ended June 30, 2020, respectively.

The estimated annual amortization expense for the next five years and thereafter is as follows:

(in thousands)
2021 Remaining	$3,491
2022	6,964
2023	6,840
2024	6,563
2025	5,873
Thereafter	6,034
$35,765

Note 9. Line of Credit

SIC Line of Credit

In June 2018, the Company and certain of its subsidiaries entered into an amended and restated loan, security and guaranty agreement, dated as of June 28, 2018, which was amended on December 11, 2018, July 23, 2019 and August 19, 2019 (“SIC Credit Facility”), with a commercial bank, which amended and restated each of the RDS credit agreement and the ASG credit agreement in their entirety.  The SIC Credit Facility is primarily used by the Company for operational purposes.  Pursuant to the SIC Credit Facility, the Company has a borrowing-base-governed revolving credit facility that provides for borrowings in an initial amount up to an aggregate of $90 million, which was increased to $100 million through the amendment entered into on August 19, 2019.

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

The revolving loans under the SIC Credit Facility bear interest at a floating rate, which the Company can elect between a LIBOR based rate plus an applicable margin varying from one hundred twenty five basis points (1.25%) to one hundred seventy five basis points (1.75%) based on the borrowers’ average daily availability determined quarterly, or a base rate (determined as the greatest of the Prime rate, the Federal Funds rate plus a fifty basis point (0.50%) margin, or the LIBOR rate with a 30 day interest period plus a two hundred basis point (2.00%) margin) plus an applicable margin varying from twenty five basis points (0.25%) to seventy five basis points (0.75%) based on the borrowers’ average daily availability determined quarterly.  Upon the occurrence of certain events of default under the SIC Credit Facility, the interest rate applicable to the obligations thereunder may be increased by two hundred basis points (2.00%). The weighted average interest rate assessed during the three and six months ended June 30, 2021 on the SIC Credit Facility was 1.8% and 1.74%, respectively. Letter of credit obligations under the SIC Credit Facility are due and payable on the date set forth in the respective loan documents or upon demand by the lender.

On June 30, 2021 and in connection with the closing of the RDS Divestiture, the Company and certain of its subsidiaries (together, the “Obligors”), entered into an amendment of the SIC Credit Facility.  The amendment, among other things, (i) extends the maturity date of the ABL Agreement from June 28, 2023 to June 28, 2024 and (ii) amends the ABL Agreement to permit the RDS Divestiture.

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

As of June 30, 2021 and December 31, 2020, $0 and $9.9 million, respectively, were outstanding under the SIC Credit Facility. The Company also has $0.6 million in letters of credit outstanding at June 30, 2021.  The SIC Credit Facility is subject to certain financial covenants. At June 30, 2021, the Company was in compliance with the financial covenants.

The Company incurred debt issuance costs of $0.6 million in connection with the SIC Credit Facility. These costs are amortized to non-cash interest expense over the term of the agreement on a straight-line basis which approximates the effective interest method. Non-cash interest expense related to these costs were less than $0.1 million for the three and six months ended June 30, 2021 and 2020. At June 30, 2021 and December 31, 2020, SIC had $0.3 million and $0.2 million, respectively, of unamortized debt issuance costs related to the SIC Credit Facility. These costs are shown as a direct deduction of the line of credit liability as of December 31, 2020 and within other assets as of June 30, 2021 in the accompanying condensed consolidated balance sheets.

Note 10. Long-Term Debt

Term Loan

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

As of December 31, 2020, the Company had $152.8 million outstanding under the Term Loan Facility. In conjunction with the RDS Divestiture as discussed in Note 3 – Discontinued Operations, the Company repaid the term loan in full.  No balance remains on the term loan as of June 30, 2021.

Debt issuance costs in connection with the Term Loan Facility were expensed upon repayment on June 30, 2021.  Total expense recorded related to loss on the extinguishment of debt was $2.4 million for the three and six month period ended June 30, 2021.

Note 11. Commitments and Contingencies

Leases

The Company leases certain vehicles under leases classified as capital leases. The leased vehicles are included as property and equipment (“PP&E”) and amortized to accumulated amortization on a straight-line basis over the life of the lease, which is typically six years. The total acquisition cost included in PP&E related to the leased vehicles was $2.5 million and $2.1 million at June 30, 2021 and December 31, 2020, respectively. Total accumulated amortization related to the leased vehicles was $0.5 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively. Amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2021. Amortization expense was $0.1 million and $0.1 million for the three and six months ended June 30, 2020.

ASG leases its facilities and equipment under long-term non-cancellable operating lease agreements expiring at various dates through December 2029. The facility leases contain predetermined fixed escalations of the minimum rentals. One of ASG’s facility leases is with a related party.

SIC leases its corporate facility under a long-term non-cancelable operating lease through October 2022.

The Company recognizes rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent. Aggregate deferred rent at June 30, 2021 and December 31, 2020 was $1.3 million and $1.4 million, respectively. Aggregate rent expense for the three and six months ended June 30, 2021 totaled $3.3 million and $6.5 million, respectively.  Aggregate rent expense for the three and six months ended June 30, 2020 totaled $3.4 million and $6.6 million, respectively.

Litigation

The Company experiences routine litigation in the normal course of its business, which typically concern warranty or contractual claims concerning the Company’s products and employment-related matters.  The Company has consistently maintained general liability insurance with $2.0 million aggregate and $1.0 million per occurrence limits which may be implicated in litigated matters. Management does not believe that any pending or threatened litigation will have a material adverse effect on the Company’s combined business, financial condition, results of operations, and/or cash flows.

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

Using an estimated price per container based on the average price per container in 2020, the future minimum purchases to maintain the exclusive rights as of June 30, 2021 are as follows:

(in thousands)	Amount
Remaining in 2021	$50,274
2022	102,186
2023	121,837
2024	145,419
2025	174,502
$594,218

If ASG does not purchase at least eighty percent (80%) of the minimum purchase volumes for two consecutive quarters, or at least ninety percent (90%) of the minimum purchase volumes in any calendar year, the supplier has the right to terminate ASG’s exclusive distribution rights, but there are no financial penalties to ASG if such commitments are not met.  For the year ended December 31, 2020, ASG did not meet the eighty percent (80%) minimum purchase volume threshold primarily as a result of the challenging economic and business environment resulting from COVID-19 during 2020.  ASG and the supplier have discussed the impact of the current economic environment on the minimum purchase volumes and have reached an informal understanding around reduced purchase volumes.  The supplier must give 60 days notice to terminate this exclusivity arrangement, which has not been received by the Company. While ASG maintains good relationships with this supplier and believes that it would be unlikely that such supplier would terminate the exclusive relationship, there is no guarantee that such supplier will not terminate the exclusive relationship in the future due to ASG’s failure to purchase the minimum volumes.  As part of our supply chain management program, we routinely identify, evaluate and purchase from alternative sources of quartz products; however, depending on factors such as timing, notice, and industry capacity, in the event the supplier were to terminate ASG’s distribution rights it could have a material impact on ASG’s supply chain and ASG may be unable to find an alternative source for quartz in a timely manner or on favorable terms.

Note 12. Stock Compensation

On November 22, 2017, the Company adopted the Select Interior Concepts, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, the maximum aggregate number of shares issuable thereunder was 2,561,463 shares.  As of June 30, 2021, there were 1,249,842 shares of the Company’s common stock subject to outstanding awards and 120,616 shares of the Company’s common stock were reserved and available for future awards under the 2017 Plan.

On March 26, 2019, the board of directors adopted the Select Interior Concepts, Inc. 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which was approved at the 2019 Annual Meeting of Stockholders on May 15, 2019. The 2019 Incentive Plan serves as the successor to the 2017 Plan; however, shares continued to be available for award grants under the 2017 Plan following the effectiveness of the 2019 Incentive Plan. The maximum aggregate number of shares issuable under the 2019 Incentive Plan is 1,700,000. As of June 30, 2021, there were 138,445 shares of the Company’s common stock subject to outstanding awards and 1,561,555 shares of the Company’s common stock were reserved and available for future awards under the 2019 Plan.

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

For the six months ended June 30, 2021, 646,445 restricted stock units were granted under the Plans to certain directors, executives, and key employees. Certain of these restricted stock units included a market condition under ASC 718 “Compensation – Stock Compensation.”

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

In connection with the appointment of certain executive officers in 2020, the Company awarded 675,000 time-based restricted stock units and 675,000 performance-based restricted stock units in total to the new executive officers. All of these restricted stock units were granted to these new executives as inducement awards in accordance with NASDAQ Listing Rule 5635(c)(4) and were not granted under the Plans.  The time-based restricted stock units vest in equal annual installments over four years, subject to continued employment with the Company.  The performance-based restricted stock units contain market conditions based on the closing price of the Company’s common stock exceeding specific price hurdles for 20 consecutive trading days, and subject to continued employment with the Company. Total outstanding inducement awards as of June 30, 2021, and December 31, 2020, were 1,071,875 and 1,350,000, respectively. These inducement awards are not included in the table below.

The Company estimated the fair value of all shares granted on the date the shares were granted and recognizes the resulting fair value over the requisite service period. The grant date fair value for the restricted stock units issued during the three months ended June 30, 2021 was determined using the closing share price on the date of grant.  For shares issued with a market condition, the Monte Carlo simulation model was used to determine the fair value of the award.

A summary of the Company’s restricted stock activity for the Plans for the six months ended June 30, 2021 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2021	1,447,419	$5.33
Granted	646,445	$9.23
Forfeited	302,699	$10.69
Vested	402,878	$7.80
Nonvested shares at June 30, 2021	1,388,287	$6.07

As of June 30, 2021, total remaining stock-based compensation expense for nonvested restricted stock units is $10.4 million, which is expected to be recognized over a weighted average remaining period of 2.8 years.

Total stock-based compensation expense recognized for continuing operations for restricted stock units for the three and six months ended June 30, 2021 was $1.1 million and $2.2 million, respectively. Total stock-based compensation expense recognized for discontinued operations for restricted stock units for the three and six months ended June 30, 2021 was $1.3 million and $1.4 million, respectively.

Total stock-based compensation expense recognized for continuing operations for restricted stock units for the three and six months ended June 30, 2020 was $0.9 million and $0.1 million, respectively. Total stock-based compensation expense recognized for discontinued operations for restricted stock units for the three and six months ended June 30, 2020 was $0.4 million and $0.5 million, respectively.

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

The Company did not record any phantom stock-based compensation expense during the three or six months ended June 30, 2021, respectively. The Company recorded phantom stock-based compensation expense of less than $0.01 million during the three and six months ended June 30, 2020. There were no outstanding phantom shares as of December 31, 2020.

Note 13. Provision for Income Taxes

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the six months ended June 30, 2021, the effective tax rate of 11.91% decreased compared to the effective tax rate of 109.96% for the six months ended June 30, 2020, due to the impact of discrete items in relation to the amount of the Company’s pre-tax earnings. Pre-tax earnings for the six months ended June 30, 2021 and 2020 were $3.8 million and ($0.1 million), respectively. The discrete items include adjustments resulting from ASU 2016-09, which requires excess tax benefits and deficiencies related to stock compensation to be recognized as a component of income tax expense rather than stockholders’ equity, and permanent items.

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

Note 14. Related Party Transactions

Facility Rent

ASG leases office space from 521 Digiulian Boulevard, LLC, a company owned by a current employee. Rent expense under this lease was $0.04 million and $0.07 million for the three and six months ended June 30, 2021, respectively.  Rent expense under this lease was $0.03 million and $0.06 million for the three and six months ended June 30, 2020, respectively. No amounts were unpaid under this lease at June 30, 2021 and December 31, 2020. See Note 11.

Note 15. Subsequent Events

Events occurring after June 30, 2021, have been evaluated for possible adjustment to the condensed consolidated financial statements or disclosure as of August 9, 2021, which is the date the condensed consolidated financial statements were available to be issued. The Company continues to evaluate the impact of COVID-19 on its operations, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain.

On August 8, 2021, the Company entered into a definitive agreement under which an affiliate of Sun Capital Partners, Inc., a private equity firm, will acquire SIC for approximately $411 million in an all-cash transaction.  Under the terms of the agreement, each share of SIC common stock issued and outstanding immediately prior to the transaction will be entitled to receive $14.50 per share in cash.   The closing of this transaction is subject to shareholder approval and customary closing conditions, including the receipt of required regulatory approvals.  Upon the completion of the transaction, SIC would become a privately held company and shares of SIC common stock would no longer be listed on any public markets.

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

Overview

Select Interior Concepts, Inc. (which we refer to collectively, with all of its subsidiaries, as “SIC,” the “Company,” “we,” “us” and “our”) is a nationwide distributor of interior building products.

Sale of the Residential Design Services Business

On May 10, 2021, the Company announced it had entered into an Equity Purchase Agreement to sell all of the issued and outstanding shares of common stock of L.A.R.K. Industries, Inc. L.A.R.K. Industries, Inc., together with its subsidiaries, operates the Company’s Residential Design Services business (“RDS”).  On June 30, 2021, the Company and Residential Design Services, LLC completed the sale of the RDS business.  Prior to the decision to sell the RDS business, we had two reporting segments, our Architectural Surfaces Group (which we refer to as “ASG”) business and RDS.  Corporate and other shared costs were not allocated to our reporting segments. As a result of the decision to sell our RDS business, which is now classified as discontinued operations, we now have one reporting segment. Costs including indirect corporate overhead costs are reported within results from continuing operations. All revenues and costs incurred directly in support of the RDS business are presented in results from discontinued operations. Unless otherwise stated, the information disclosed in Management's Discussion and Analysis refer to results from continuing operations. See Note 3 for additional information regarding our sale of RDS.

Our Continuing Business

We have market positions in the selection and importation of natural and engineered stone slabs for kitchen and bathroom countertops and specialty tiles.  ASG sources natural and engineered stone from a global supply base and markets these materials through a national network of distribution centers and showrooms at 21 different locations. In addition to serving the new residential and commercial construction markets with these materials, we also distribute them to the repair and remodel (which we refer to as “R&R”) market.

Key Factors Affecting Operating Results

Our operating results are impacted by changes in the levels of the demand for products and services in the R&R market. These are in turn affected by a broad range of macroeconomic factors including the rate of economic growth, unemployment, job and wage growth, interest rates, multi-family project financing, and residential mortgage lending conditions. Other important underlying factors include demographic variables such as household formation, immigration and aging trends, housing stock and vacant inventory levels, changes in the labor force, raw materials prices, the legal environment, and local and regional development and construction regulation.

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

While the pandemic continues to impact our business through logistics disruptions and some cost inflation, we continue to see signs of increased sales activity, as well as industry growth with robust housing starts in addition to a strengthening repair and remodel market.  We continue to rationalize costs, tightly manage working capital, and leverage technology to generate additional efficiencies in our business, as well as to implement other cost-saving measures.  We will continue to closely monitor the COVID-19 recovery efforts throughout 2021, although the ultimate extent to which COVID-19 impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the pace of recovery from the outbreak.

Key Components of Results of Continuing Operations

Net Revenue. Net revenue is derived from the sale of our products and is recognized at a point in time when such products have been accepted at the customer’s designated location and the performance obligation is completed.

Cost of Revenue. Cost of revenue consists of the direct costs associated with revenue earned by delivering product. Cost of revenue includes direct material costs, inbound and outbound freight costs, overhead (such as rent, utilities and other period costs associated with product warehouses), depreciation associated with fixed assets used in warehousing, material handling and warehousing activities, warehouse labor, taxes, benefits and other costs directly associated with receiving, storing, handling and delivering product to customers in revenue earning transactions.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net Revenue. For the three months ended June 30, 2021, net revenue increased $15.2 million, or 29.2%, to $67.2 million, from $52.0 million for the three months ended June 30, 2020. This increase was driven by favorable price/mix and higher sales volume.

Cost of Revenue. For the three months ended June 30, 2021, cost of revenue increased $8.4 million, or 21.7%, to $47.2 million, from $38.8 million for the three months ended June 30, 2020. This increase was primarily associated with the increase in net revenue.

Gross Profit and Margin. For the three months ended June 30, 2021, gross profit increased $6.8 million, or 51.4%, to $20.0 million, from $13.2 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, gross margin increased 4.3 percentage points to 29.7%, from 25.4% for the three months ended June 30, 2020. This increase was primarily due to improvements in price/mix, and increased volume which resulted in better fixed cost absorption.

SG&A Expenses. For the three months ended June 30, 2021, SG&A expenses increased by $1.6 million, or 11.9%, to $14.8 million, from $13.2 million for the three months ended June 30, 2020. SG&A expenses as a percentage of net revenue were 22.1% and 25.5% for the three months ended June 30, 2021 and 2020, respectively. SG&A increased primarily due to a return to normal operations as we are recovering from COVID-19, although we continue to control costs in line with revenue.

Depreciation and Amortization. For the three months ended June 30, 2021, depreciation and amortization expenses decreased by $0.3 million, or 9.6%, to $2.5 million, from $2.8 million for the three months ended June 30, 2020 due to certain assets fully depreciating in 2021.

Interest Expense. For the three months ended June 30, 2021 and 2020, interest expense remained relatively consistent and was less than $0.1 million.

Income Taxes. For the three months ended June 30, 2021 and 2020, income tax expense remained relatively consistent at $0.2 million. During the three months ended June 30, 2021, our effective tax rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of the impact of state taxes, permanent items and discrete adjustments related to equity-based compensation.

Net Income From Continuing Operations. For the three months ended June 30, 2021, net income from continuing operations increased by $2.8 million to $2.5 million of income from a loss of $0.3 million for the three months ended June 30, 2020.

Adjusted EBITDA. For the three months ended June 30, 2021, Adjusted EBITDA increased to $8.9 million, from $6.1 million for the three months ended June 30, 2020.

	For the Three Months Ended June 30,
(in thousands)	2021	2020
Net income (loss) from continuing operations	$2,516	$(250)
Income tax expense	181	158
Interest expense	78	48
Depreciation and amortization	2,514	2,780
EBITDA	5,289	2,736
Equity-based compensation	1,154	860
Employee related reorganization costs	6	1,252
Productivity and operational efficiency initiatives costs	(46)	—
Facility closures and divestitures	(9)	301
Loss on extinguishment of debt	2,385	—
Other non-operating costs	12	343
Strategic alternatives costs	120	566
Adjusted EBITDA	$8,911	$6,058

Adjusted EBITDA Margin. For the three months ended June 30, 2021, Adjusted EBITDA margin increased to 13.3%, from 11.7% for the three months ended June 30, 2020.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures, please refer to “Non-GAAP Measures” below for a further discussion of these non-GAAP financial measures.

Results from Discontinued Operations

Results associated with the RDS business are classified as income from discontinued operations, net of taxes, in our Condensed Consolidated Statements of Operations. Prior year results have been recast to conform with the current presentation. Below is a summary of results for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	For the Three Months Ended June 30,
(in thousands)	2021	2020
Loss from discontinued operations, net of income taxes	$(3,199)	$(2,929)
Gain on disposal of discontinued operations, net of income taxes	58,796	—
Net income (loss) from discontinued operations	$55,597	$(2,929)

The loss from discontinued operations increased by 9.2%, or $0.3 million.  Results from discontinued operations were positively impacted by economic recovery from COVID-19 but offset with additional stock compensation expense and professional fees incurred related to improvements in strategic sourcing, organizational design and productivity, insurance programs, and facility footprint optimization initiatives. Additionally, a gain on the sale of our RDS business of $58.8 million was recognized during the quarter.  See Note 3 for additional information.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net Revenue. For the six months ended June 30, 2021, net revenue increased $17.5 million, or 16.4%, to $124.6 million, from $107.0 million for the six months ended June 30, 2020. This increase was driven by higher sales volume and favorable price/mix.

Cost of Revenue. For the six months ended June 30, 2021, cost of revenue increased $8.7 million, or 10.7%, to $89.3 million, from $80.6 million for the six months ended June 30, 2020. This increase was primarily associated with the increase in net revenue.

Gross Profit and Margin. For the six months ended June 30, 2021, gross profit increased $8.9 million, or 33.6%, to $35.3 million, from $26.4 million for the six months ended June 30, 2020.  For the six months ended June 30, 2021, gross margin increased 3.6 percentage points to 28.3%, from 24.7% for the six months ended June 30, 2020. This increase was primarily due to favorable price/mix and increased volume which resulted in better fixed cost absorption.

SG&A Expenses. For the six months ended June 30, 2021, SG&A expenses increased by $2.6 million, or 9.9%, to $29.0 million, from $26.4 million for the six months ended June 30, 2020. SG&A expenses as a percentage of net revenue were 23.3% and 24.7% for the six months ended June 30, 2021 and 2020, respectively. SG&A increased primarily due to a return to normal operations as we are recovering from COVID-19, although we continue to control costs in line with revenue.

Depreciation and Amortization. For the six months ended June 30, 2021, depreciation and amortization expenses decreased by $0.4 million, or 7.0%, to $5.2 million, from $5.6 million for the six months ended June 30, 2020 due to certain assets fully depreciating in 2021.

Interest Expense. For the six months ended June 30, 2021 and 2020, interest expense remained relatively consistent at $0.1 million.

Income Taxes. For the six months ended June 30, 2021, income tax expense increased by $0.5 million to $0.5 million of expense for the six months ended June 30, 2021, from a benefit of $0.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, our effective tax rate is different from what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of the impact of state taxes, permanent items and discrete adjustments related to equity-based compensation.

Net Income From Continuing Operations. For the six months ended June 30, 2021, net income from continuing operations increased by $3.3 million to $3.3 million from $0.01 million for the six months ended June 30, 2020.

Adjusted EBITDA. For the six months ended June 30, 2021, Adjusted EBITDA increased to $14.4 million, from $9.0 million for the six months ended June 30, 2020.

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Net income from continuing operations	$3,336	$7
Income tax expense (benefit)	451	(80)
Interest expense	119	98
Depreciation and amortization	5,189	5,580
EBITDA	9,095	5,605
Equity-based compensation	2,227	70
Acquisition and integration related costs	-	76
Employee related reorganization costs	406	1,251
Productivity and operational efficiency initiatives costs	145	—
Facility closures and divestitures	47	301
Loss on extinguishment of debt	2,385	—
Other non-operating costs	12	662
Strategic alternatives costs	120	1,077
Adjusted EBITDA	$14,437	$9,042

Adjusted EBITDA Margin. For the six months ended June 30, 2021, Adjusted EBITDA margin increased to 11.6%, from 8.4% for the six months ended June 30, 2020.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures, please refer to “Non-GAAP Measures” below for a further discussion of these non-GAAP financial measures.

Results from Discontinued Operations

Results associated with the RDS business are classified as income from discontinued operations, net of taxes, in our Condensed Consolidated Statements of Operations. Prior year results have been recast to conform with the current presentation. Below is a summary of results for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Loss from discontinued operations, net of income taxes	$(5,824)	$(7,188)
Gain on disposal of discontinued operations, net of income taxes	58,796	—
Net income (loss) from discontinued operations	$52,972	$(7,188)

The loss from discontinued operations decreased by 19.0%, or $1.4 million.  Results from discontinued operations were positively impacted by economic recovery from COVID-19 but offset with additional stock compensation expense and professional fees incurred related to improvements in strategic sourcing, organizational design and productivity, insurance programs, and facility footprint optimization initiatives. Additionally, a gain on the sale of our RDS business of $58.8 million was recognized during the quarter.  See Note 3 for additional information.

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

EBITDA is defined as consolidated net income (loss) from continuing operations before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as consolidated net income (loss) before (i) interest expense, (ii) income tax expense (benefit), (iii) depreciation and amortization expense, (iv) equity-based compensation expense, and (v) other costs that are deemed to be transitional in nature or not related to our core operations, including employee related reorganization costs, purchase accounting fair value adjustments, acquisition and integration related costs, other non-recurring costs, productivity and operational efficiency initiatives costs, facility closures and divestitures, legal settlements, new branch startup costs, loss on extinguishment of debt, strategic alternatives costs, and other non-operating costs. Adjusted EBITDA margin is calculated as a percentage of our net revenue. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures used by us as supplemental measures in evaluating our operating performance.

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

As of June 30, 2021, we had liquidity of $90.4 million, comprised of $36.9 million of cash and $53.5 million of available borrowing capacity under our revolving credit facility.

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

On June 30, 2021 and in connection with the closing of the RDS Divestiture, the Company and certain of its subsidiaries (together, the “Obligors”), entered into an amendment of the SIC Credit Facility.  The amendment, among other things, (i) extends the maturity date of the ABL Agreement from June 28, 2023 to June 28, 2024 and (ii) amends the ABL Agreement to permit the RDS Divestiture. The amendment did not impact the available borrowing capacity on the SIC Credit Facility.

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

The SIC Credit Facility is subject to certain financial covenants. At June 30, 2021, the Company was in compliance with the financial and non-financial covenants.

As of June 30, 2021, there was no outstanding balance under the SIC Credit Facility. The Company also had $0.6 million of outstanding letters of credit under the SIC Credit Facility at June 30, 2021.

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

Substantially all of the Company’s assets are collateral for the Term Loan Facility, including accounts receivable and inventory, except assets identified as collateral for the SIC Credit Facility which hold a senior position. The Company is also restricted from paying dividends to its stockholders. Additionally, substantially all of the Company’s subsidiaries are restricted by the Term Loan Facility from providing loans, advances and dividends to the SIC parent company. The Company is required to meet certain financial and nonfinancial covenants pursuant to the Term Loan Facility. The Company was in compliance with all financial and nonfinancial covenants as of June 30, 2021 and December 31, 2020.

The Company paid off its Term Loan Facility effective June 30, 2021 as part of the RDS Divestiture.

Vehicle and Equipment Financing

We have used various secured loans and leases to finance our acquisition of vehicles. As of June 30, 2021, approximately $2.1 million of indebtedness was outstanding under capital leases.

Historical Cash Flow Information

Working Capital

Inventory and accounts receivable represent approximately 60% of our tangible assets, and accordingly, management of working capital is important to our businesses. Working capital (defined as current assets less current liabilities, excluding debt, cash and current assets and liabilities of discontinued operations) totaled $71.9 million at June 30, 2021, compared to $67.3 million at December 31, 2020, for a net increase of $4.6 million, primarily due to working capital management.

Cash Flows Provided by Operating Activities

Cash flow changes below include both continuing operations and discontinued operations.

Net cash provided by operating activities was $1.6 million and $17.6 million for the six months ended June 30, 2021 and 2020, respectively. Net income was $56.3 million for the six months ended June 30, 2021, and net loss was $7.2 million for the six months ended June 30, 2020.

Adjustments for noncash expenses included in the calculation of net cash provided by operating activities, including amortization and depreciation, changes in deferred income taxes and other noncash items, totaled $(47.6) million for the six months ended June 30, 2021, and $12.4 million for the six months ended June 30, 2020.

Changes in operating assets and liabilities resulted in net cash used of $7.1 million for the six months ended June 30, 2021. Changes in operating assets and liabilities resulted in net cash provided of $12.4 million for the six months ended June 30, 2020.

Cash Flows Provided by / (Used in) Investing Activities

For the six months ended June 30, 2021, cash flow provided by investing activities was $202.9 million. We received net proceeds from the sale of the RDS business of $204.3 million and used $1.4 million for capital expenditures for property and equipment, net of proceeds from disposals. For the six months ended June 30, 2020, cash flow used in investing activities was $2.4 million for capital expenditures for property and equipment, net of proceeds from disposals.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $165.6 million and $17.2 million for the six months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, we made principal payments of $152.8 million to repay the term debt.  Aggregate net payments on the SIC Credit Facility were $9.9 million and payments on notes payable and capital leases were $1.6 million.  During the six months ended June 30, 2021, we also purchased $1.0 million of treasury stock and incurred $0.3 million in issuance fees related to the Term Loan Facility and the SIC Credit Facility. For the six months ended June 30, 2020, we made principal payments of $0.5 million on term debt. As of June 30, 2020, aggregate net payments on the SIC Credit Facility were $12.6 million and payments on notes payable and capital leases were $1.5 million.  During the six months ended June 30, 2020, we also purchased $0.7 million of treasury stock and received proceeds from our ERP system lease of $0.4 million.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of June 30, 2021. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
(in thousands)	Total	Remaining in 2021	1 to 3 years	3 - 5 years	More than 5 years
Capital lease obligations(1)	2,445	204	868	818	555
Operating lease obligations(2)	31,426	5,018	15,516	7,048	3,844
Purchase obligations(3)	594,218	50,274	224,023	319,921	—
Total	$628,089	$55,496	$240,407	$327,787	$4,399

(1)	Capital lease obligations include payments, including interest, on capital leases for vehicles and equipment purchased.
(2)

We lease certain locations, including, but not limited to, corporate offices, warehouses, fabrication shops, and design centers. For additional information, see Note 11—Commitments and Contingencies to our condensed consolidated financial statements included in this Report.

(3)

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

As of June 30, 2021, we did not have any outstanding indebtedness under the SIC Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2021, with the exception of operating leases that we typically use in the ordinary course of business, we were not party to any material off-balance sheet financial arrangements that are reasonably likely to have a current or future effect on our financial condition or operating results. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended June 30, 2021 from the critical accounting policies and estimates as previously disclosed in our financial statements included in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 16, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We borrow from lenders using financial instruments such as revolving lines of credit, term loans, and notes payable. In many cases, the interest costs we incur under these agreements are calculated using a variable rate that will fluctuate with changes in a published short-term market interest rate index, such as LIBOR. Accordingly, there is no guarantee as to what our interest payments and expense will be in the future. In an economic environment where short term rates (under one year) may increase or continue to increase at any time, there can be no assurance that interest rates will not be higher in the future and have an adverse effect on our financial soundness. At June 30, 2021, we did not have any outstanding variable rate borrowings.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the year ended December 31, 2020, or during the six months ended June 30, 2021. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of their objectives and design, and the effect of the controls and procedures on the information generated for use in this quarterly report. In the course of our evaluation, we sought to identify whether we had any incorrect data, control issues or instances of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken as needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated by our third-party internal auditors and by personnel in our finance and legal departments. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them while addressing any changes necessary in a dynamic environment.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (which we refer to as, together, the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in the Company’s 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”). These risks and uncertainties could materially and adversely affect the Company’s business, consolidated financial condition, results of operations, or cash flows. The Company’s operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. Due to the sale of RDS, the following risk factors in our 2020 10-K are no longer applicable.  Specifically, the risk factors identified under the following headings may not apply to the Company’s operations on a go-forward basis:

•

A significant portion of our, and in particular RDS’s, business is in the state of California. A slowdown in the economy or a decline in homebuilding activity in California, or the occurrence of a natural disaster, could have a disproportionately negative effect on our business, financial condition, operating results, and cash flows.

•	If we fail to qualify for supplier rebates or are unable to maintain or adequately renegotiate our rebate arrangements, our gross margins and income could be adversely affected.

•

RDS’s customers may be affected by shortages in labor supply, increased labor costs or labor disruptions, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

•	Our backlog estimates for our RDS segment may not be accurate and may not generate expected levels of future revenues or translate into profits.

•	RDS’s business and results of operations are significantly dependent on the availability and skill of subcontractors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	4,114	$7.34	—	—
May 1, 2021 - May 31, 2021	1,197	7.53	—	—
June 1, 2021 - June 30, 2021	54,526	10.91	—	—
Total	59,837	$10.60	—	—

(1)

Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 210,749 shares of restricted stock awarded under our 2017 Plan or inducement awards in accordance with NASDAQ Listing Rule 5635(c)(4).

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

10.1

Fourth Amendment to Amended and Restated Loan, Security and Guaranty Agreement, dated as of June 30, 2021, by and among the Company and each of its subsidiaries, as obligors, and Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021

10.2

Equity Purchase Agreement, dated May 9, 2021, by and among, Select Interior Concepts, Inc., Residential Design Services, LLC, L.A.R.K. Industries, Inc. and Signal Holdco, LP, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2021

10.3*	Form of Time-Based Restricted Stock Unit Agreement for use with the 2019 Incentive Compensation Plan

10.4*	Form of Performance-Based Restricted Stock Unit Agreement for use with the 2019 Incentive Compensation Plan

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Select Interior Concepts, Inc.

Date: August 9, 2021	By:	/s/ L.W. Varner, Jr.
L.W. Varner, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Nadeem Moiz
Nadeem Moiz
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2021	By:	/s/ Lance D. Brown
Lance D. Brown
Chief Accounting Officer (Principal Accounting Officer)